Form 10-Q
period 2009-03-31
INDESTRUCTIBLE 1, INC
filed 2009-05-11
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Indestructible I, Inc.
 (Exact name of registrant as specified in the Charter)

DELAWARE	333-154787	26-2603989
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

50 West Broadway 10th Fl.
Salt Lake City, Utah 84101
 (Address of Principal Executive Offices)
___________________________

(801) 883-8393
 (Issuer Telephone number)
___________________________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2009: 16,700,000 shares of common stock.

Indestructible I, Inc.
FORM 10-Q
March 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

INDESTRUCTIBLE I, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

INDESTRUCTIBLE I, INC.
(a development stage company)
Financial Statements Table of Contents

Indestructible I, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$15,812	$30,919

Total Current Assets	15,812	30,919

TOTAL ASSETS	$15,812	$30,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,250	$1,750

Total Current Liabilities	2,250	1,750

TOTAL LIABILITIES	$2,250	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001
Authorized: 50,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 16,700,000	1,670	1,670

Additional Paid-In Capital	47,530	47,530
Accumulated Deficit	(35,638)	(20,031)

Total Stockholders' Equity	13,562	29,169

TOTAL LIABILITIES AND EQUITY	$15,812	$30,919

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 7 days ending March 31, 2008 from inception (March 25, 2008) through March 31, 2009

	3 MONTHS	7 DAYS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 3/31/2009

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	15,607	1,200	35,638

NET INCOME (LOSS)	(15,607)	(1,200)	(35,638)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(20,031)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(35,638)	$(1,200)	$(35,638)

Earnings (loss) per share	$(0.0009)	$(0.0001)	$(0.0024)

Weighted average number of common shares	16,700,000	12,000,000	14,918,548

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 25, 2008) through March 31, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	12,000,000	$1,200	$-	$-	$1,200
of incorporation expenses
March 25, 2008

Capital Contribution	-	-	1,000	-	1,000

Stock issued for cash at	4,700,000	470	46,530	-	47,000
$0.01 per share on
August 12, 2008

Net Income (Loss)				(20,031)	(20,031)

Total, December 31, 2008	16,700,000	$1,670	$47,530	$(20,031)	$29,169

Net Income (Loss)				(15,607)	(15,607)

Total, March 31, 2009	16,700,000	$1,670	$47,530	$(35,638)	$13,562

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 7 days ending March 31, 2008 from inception (March 25, 2008) through March 31, 2009

	3 MONTHS	7 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	TO 3/31/2009

Net income (loss)	$(15,607)	$(1,200)	$(35,638)

Stock as compensation	-	1,200	1,200
Increase (Decrease) in Accrued Expenses	500	-	2,250

Total adjustments to net income	500	1,200	3,450

Net cash provided by (used in) operating activities	(15,107)	-	(32,188)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	-	-	1,000
Cash proceeds from common stock issuance	-	-	47,000

Net cash flows provided by (used in) financing activities	-	-	48,000

CASH RECONCILIATION

Net increase (decrease) in cash	(15,107)	-	15,812
Cash - beginning balance	30,919	-	-

CASH BALANCE - END OF PERIOD	$15,812	$-	$15,812

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Indestructible I, Inc. was incorporated in the state of Delaware as of March 25, 2008. It was incorporated in order to design and manufacture the most durable front truck bumpers for the trucking industry. The Company will leverage the talents of its sole executive.

The financial statements included elsewhere in this prospectus have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

The Company has adopted its fiscal year end to be December 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth until a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Indestructible I, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remain in maturities.

The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time, the Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have identified the business in which we wish to engage in; however, we do not have any definitive agreements relating to such business at this time.

The Company's shareholders fund The Company's activities while the Company takes steps to plan the course of action.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time; therefore, have no allowances accounted for or disclosures made.

Indestructible I, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

4.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:

The Company has no agreements at this time.

8.   Stockholder's Equity:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

On March 25, 2008, common stock includes 200,000,000 shares authorized at a par value of $0.0001, of which 12,000,000 have been issued for the amount of $1,200 in acceptance of the incorporation expenses for the Company.

On August 12, 2008, the Company issued 4,700,000 shares of common stock for $47,000, or $0.01 per share.  The stock issuance was a private placement of shares of which the Company considers exempt from registration with the U.S. Securities and Exchange Commission.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 12,000,000 common shares of stock to its sole officer in acceptance of the expenses paid on behalf of the Company.

Indestructible I, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.  Income Taxes:

The Company has a net operating loss carry-forward of $35,638 that will expire 20 years after the years generated. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $7,128 from inception through March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$5,346
State net operating loss	1,782

Total Deferred Tax Asset	7,128
Less valuation allowance	(7,128)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12. Subsequent Events

None known at this time.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We presently do not have a timeframe to obtain additional financing. Although we have attempted to locate additional financing while we were a private company we believe that it will be easier to obtain additional financing when we become a publicly traded company. We have $45,769 cash on hand but expects to need a minimum of $254,499 in the first year of operations in order to design, manufacture, market and sell 160 bumpers, create a website, host a website, hire attorney’s, hire a bookkeeper, hire an accountant, general administrative costs, office rent, and other miscellaneous costs.

The amount of funding that we receive will determine how we can move forward with our plan of business. Presently we have not additional funding sources and we will limit ourselves to paying minimum expenses and look for funding until any decision on operations is planned. Based upon our present state, over the next twelve months we will have office expenses of $2,200, bookkeeping/accounting expenses of approximately $7,000, legal fees of approximately $5,000 and miscellaneous expenses of approximately $2,000.

We do not know if we will be able to raise the additional $208,730 that we will need in order to fulfill our “year one” projections. If we are not able to raise the capital necessary to complete our plan for the first year of business we will not be able to meet our revenue or net income projections.

We will be looking for additional financing as we cannot proceed with our business plan unless we receive additional financing. We plan to list the company on the OTCBB Exchange as we believe that this will help us in obtaining additional financing. Time frame for this process is 6 – 8 months and the additional cost is anticipated to be $7,500. If we are able to receive additional financing we will commence our “year one” plan which will include:

(a) Create a website that is capable of handling online orders. We believe that from the financing we can complete the website within 2 months at an anticipated cost of $15,000.

(b)  Establish relationships and enter into agreements with a machine shop (s) to commence production of our bumpers. The time frame from receiving financing for this is approximately 1 month at a cost of approximately $1,000-$5,000 for legal fees.

(c)  Update our marketing strategy based on the current trends and conditions and prepare to execute an advertising campaign. The time frame for this is approximately one month at a cost of $30,000.

(d)  Commence the sales and shipping of sold bumpers.

Revenues/Expenditures

We are a start-up company that is attempting to manufacture and sell truck bumpers. We have no operating history to base an evaluation of our future success or failure on. Our ability to achieve and maintain profitability will be dependent on many factors not limited to but including:

1) Our ability to market our product.
2) Our ability to keep manufacturing costs down.
3) Our ability to raise the capital necessary that we need to proceed with our plan of business.
4) Our ability to compete with our present and possible new competition.
4) Factors that we did not predict or foresee.

Any one of these factors could adversely affect our business, our financial predictions, and results of operations. In addition, our competitors may develop competing products and services that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our ability to achieve and maintain profitability will be affected by our ability to control our costs. We based our manufacturing costs on today’s estimates from machine shops. Our actual cost to manufacture bumpers could change due to many factors including economic conditions, cost of aluminum and steel etc.

We will only manufacture and introduce new designs of bumpers at a rate that we expect to sell the bumpers at. We could miscalculate our sales predictions that could result in an oversupply of inventory.

We anticipate that we will be able to manufacture bumpers for $850 and to be able to sell the bumpers for $1,900 each regardless of the type of bumper.  We do not have any specific written basis for the estimate fees of $850 to manufacture our bumpers. However, we are basing such estimates on verbal estimates received from various third parties who may manufacture our bumpers.

Results of Operations

For the period from inception through March 31, 2009, we had no revenue. Expenses since inception were $35,638 resulting in a net loss of $35,638.

Liquidity and Capital Resources

As of March 31, 2009 we had $15,812 in cash.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Patrick Day, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Patrick Day concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indestructible I, Inc.

Date: May 11, 2009	By:	/s/ Patrick Day
Patrick Day
Chairman of the Board of Directors, Principal Executive Officer, Principal Financial Officer, Controller, Principal Accounting Officer