Form 10-Q
period 2009-06-30
INDESTRUCTIBLE 1, INC
filed 2009-07-28
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 27, 2009: 16,700,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

INDESTRUCTIBLE I, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

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

SIGNATURES

INDESTRUCTIBLE I, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

INDESTRUCTIBLE I, INC.
(a development stage company)
Financial Statements Table of Contents

Indestructible I, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	6/30/2009	12/31/2008

Cash	$15,212	$30,919

Total Current Assets	15,212	30,919

TOTAL ASSETS	$15,212	$30,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,500	$1,750

Total Current Liabilities	2,500	1,750

TOTAL LIABILITIES	$2,500	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001
Authorized: 50,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 16,700,000	1,670	1,670

Additional Paid-In Capital	47,530	47,530
Accumulated Deficit	(36,488)	(20,031)

Total Stockholders' Equity	12,712	29,169

TOTAL LIABILITIES AND EQUITY	$15,212	$30,919

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2009 and 98 days ending June 30, 2008 from inception (March 25, 2008) through June 30, 2009

	6 MONTHS	98 DAYS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2009	6/30/2008	TO 06/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	16,457	2,681	36,488

NET INCOME (LOSS)	(16,457)	(2,681)	(36,488)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(20,031)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(36,488)	$(2,681)	$(36,488)

Earnings (loss) per share	$(0.0010)	$(0.0002)	$(0.0028)

Weighted average number of common shares	16,700,000	12,000,000	12,910,151

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2009 and 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2009	6/30/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	850	1,481

NET INCOME (LOSS)	(850)	(1,481)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,638)	(1,200)

ACCUMULATED DEFICIT, ENDING BALANCE	$(36,488)	$(2,681)

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 25, 2008) through June 30, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Capital Contribution	-	$-	$1,000	$-	$1,000

Stock issued on acceptance
of incorporation expenses
March 25, 2008	12,000,000	1,200	-	-	1,200

Stock issued for cash at
$0.01 per share on
August 12, 2008	4,700,000	470	46,530	-	47,000

Net Income (Loss)				(20,031)	(20,031)

Total, December 31, 2008	16,700,000	$1,670	$47,530	$(20,031)	$29,169

Net Income (Loss)				(16,457)	(16,457)

Total, June 30, 2009	16,700,000	$1,670	$47,530	$(36,488)	$12,712

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 98 days ending June 30, 2008 from inception (March 25, 2008) through June 30, 2009

	6 MONTHS	98 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2009	6/30/2008	TO 06/30/2009

Net income (loss)	$(16,457)	$(2,681)	$(36,488)

Stock as compensation	-	1,200	1,200
Increase (Decrease) in Accrued Expenses	750	1,450	2,500

Total adjustments to net income	750	2,650	3,700

Net cash provided by (used in) operating activities	(15,707)	(31)	(32,788)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	-	1,000	1,000
Cash proceeds from common stock issuance	-	-	47,000

Net cash flows provided by (used in) financing activities	-	1,000	48,000

CASH RECONCILIATION

Net increase (decrease) in cash	(15,707)	969	15,212
Cash - beginning balance	30,919	-	-

CASH BALANCE - END OF PERIOD	$15,212	$969	$15,212

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

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls, the Company anticipates locating interested investors that intend to fund the Company's growth until it can generate sufficient revenues.

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

Indestructible I, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  INCOME TAXES:

The Company has a net operating loss carry-forward of $36,488 that will expire 20 years after the years generated. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $7,298 from inception through June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$5,473
State net operating loss	1,825

Total Deferred Tax Asset	7,298
Less valuation allowance	(7,298)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

13. Subsequent Events

None know at this time.

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

We will be looking for additional financing as we cannot proceed with our business plan unless we receive additional financing. We have listed the  the company on the OTCBB Exchange as we believe that this will help us in obtaining additional financing. T If and when we are able to receive additional financing we will commence our “year one” plan which will include:

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

Results of Operations

For the period from inception through June 30, 2009, we had no revenue. Expenses since inception were $36,488 resulting in a net loss of $36,488.

Liquidity and Capital Resources

As of June 30, 2009 we had $15,212 in cash.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Patrick Day, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Patrick Day concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Indestructible I, Inc.

Date: July 27, 2009	By:	/s/ Patrick Day
Patrick Day
Chairman of the Board of Directors, Principal Executive Officer, Principal Financial Officer, Controller, Principal Accounting Officer