Form 10-Q
period 2009-09-30
INDESTRUCTIBLE 1, INC
filed 2009-10-27
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Indestructible I, Inc.
 (Exact name of registrant as specified in the Charter)

DELAWARE	333-154787	26-2603989
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

50 West Broadway, 10th Fl.
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

Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 23, 2009: 16,700,000 shares of common stock.

INDESTRUCTIBLE I, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

INDESTRUCTIBLE I, INC.
(a development stage company)
Financial Statements Table of Contents

Indestructible I, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2009 and December 31, 2008

ASSETS
CURRENT ASSETS	9/30/2009	12/31/2008

Cash	$2,974	$30,919

Total Current Assets	2,974	30,919

TOTAL ASSETS	$2,974	$30,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,600	$1,750
Notes Payable	2,000	-

Total Current Liabilities	4,600	1,750

TOTAL LIABILITIES	$4,600	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001
Authorized: 50,000,000
Issued and Outstanding: None

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 16,700,000	1,670	1,670

Additional Paid-In Capital	47,530	47,530
Accumulated Deficit	(50,826)	(20,031)

Total Stockholders' Equity	(1,626)	29,169

TOTAL LIABILITIES AND EQUITY	$2,974	$30,919

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2009 and 190 days ending September 30, 2008 from inception (March 25, 2008) through September 30, 2009

	9 MONTHS	190 DAYS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2009	9/30/2008	TO 09/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	30,795	5,381	50,826

NET INCOME (LOSS)	(30,795)	(5,381)	(50,826)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(20,031)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(50,826)	$(5,381)	$(50,826)

Earnings (loss) per share	$(0.0018)	$(0.0004)	$(0.0033)

Weighted average number of common shares	16,700,000	13,218,519	15,505,946
The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2009 and  2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2009	9/30/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	14,338	2,700

NET INCOME (LOSS)	(14,338)	(2,700)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(36,488)	(2,681)

ACCUMULATED DEFICIT, ENDING BALANCE	$(50,826)	$(5,381)

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 25, 2008) through September 30, 2009

	COMMON		PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Capital Contribution	-	$-	$1,000	$-	$1,000

Stock issued on acceptance
of incorporation expenses
March 25, 2008	12,000,000	1,200	-	-	1,200

Stock issued for cash at
$0.01 per share on
August 12, 2008	4,700,000	470	46,530	-	47,000

Net Income (Loss)				(20,031)	(20,031)

Total, December 31, 2008	16,700,000	$1,670	$47,530	$(20,031)	$29,169

Net Income (Loss)				(30,795)	(30,795)

Total, September 30, 2009	16,700,000	$1,670	$47,530	$(50,826)	$(1,626)

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 190 days ending September 30, 2008 from inception (March 25, 2008) through September 30, 2009

	9 MONTHS	190 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2009	9/30/2008	TO 09/30/2009

Net income (loss)	$(30,795)	$(5,381)	$(50,826)

Stock as compensation	-	1,200	1,200
Increase (Decrease) in Accrued Expenses	850	1,950	2,600

Total adjustments to net income	850	3,150	3,800

Net cash provided by (used in) operating activities	(29,945)	(2,231)	(47,026)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	-	1,000	1,000
Proceeds from loans	2,000	-	2,000
Cash proceeds from common stock issuance	-	47,000	47,000

Net cash flows provided by (used in) financing activities	2,000	48,000	50,000

CASH RECONCILIATION

Net increase (decrease) in cash	(27,945)	45,769	2,974
Cash - beginning balance	30,919	-	-

CASH BALANCE - END OF PERIOD	$2,974	$45,769	$2,974

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

4.   Notes Payable:

On September 8, 2009, the Company borrowed $2,000 from related party individual.  All notes are demand notes carrying a 3% interest rate.  As of September 30, 2009, the principal balance due on the demand notes is $2,000.

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

11.  Income Taxes:

The Company has a net operating loss carry-forward of $50,826 that will expire 20 years after the years generated. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $10,165 from inception through September 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$7,624
State net operating loss	2,541
Total Deferred Tax Asset	10,165
Less valuation allowance	(10,165)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

13. Subsequent Event.

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We presently do not have a timeframe to obtain additional financing. Although we have attempted to locate additional financing while we were a private company we believe that it will be easier to obtain additional financing when we become a publicly traded company. We have $2,974 cash on hand and  expect to need approximately $250,000 in the first year of operations in order to design, manufacture, market and sell 160 bumpers, create a website, host a website, hire attorney’s, hire a bookkeeper, hire an accountant, general administrative costs, office rent, and other miscellaneous costs.

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

We do not know if we will be able to raise the additional funds that we will need in order to fulfill our “year one” projections. If we are not able to raise the capital necessary to complete our plan for the first year of business we will not be able to meet our revenue or net income projections.

We will be looking for additional financing as we cannot proceed with our business plan unless we receive additional financing. We have listed the company on the OTCBB Exchange as we believe that this will help us in obtaining additional financing. If and when we are able to receive additional financing we will commence our “year one” plan which will include:

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

Results of Operations

For the period from inception through September 30, 2009, we had no revenue. Expenses since inception were $50,826 resulting in a net loss of $50,826.

Liquidity and Capital Resources

As of September 30, 2009 we had $2,974 in cash.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Patrick Day, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Patrick Day concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Indestructible I, Inc.

Date: October 23, 2009	By:	/s/ Patrick Day
Patrick Day
Chairman of the Board of Directors, Principal Executive Officer, Principal Financial Officer, Controller, Principal Accounting Officer