Form 10-K
period 2009-12-31
INDESTRUCTIBLE 1, INC
filed 2010-02-03
CIK 1444855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-154787

INDESTRUCTIBLE I, INC.
(Name of small business issuer in its charter)

Delaware	26-2603989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Broadway, 10th Fl. Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

(801) 883-8393
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No      ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

Revenues for year ended December 31, 2009: $0

Number of shares of the registrant’s common stock outstanding as of December 31, 2009 was 16,700,000.

Transitional Small Business Disclosure Format:  Yes  ☒     No ☐

PART I

Item 1. Business.

Description of Business

General

Our plan of business is to initially manufacture and sell light truck bumpers. Our plan is to allow pick-up truck owners to change the front bumper of their truck to accommodate an “electric winch” or other custom equipment or to just customize their truck so it has a unique look. We would eventually like to get into the manufacturing and sales of heavy commercial style truck bumpers.

We do not have enough capital at this time to commence operations or to plan a time frame for future operations. We do not have any additional financing lined up at this time and cannot begin to develop a plan for future operations unless it receives additional financing.

Light Truck Bumpers

We initially plan to design, manufacture and sell four different model light truck bumpers. Each of the four bumpers will be made specifically to fit the following model pick-up trucks utilizing existing mounting hardware for ease of installation (no drilling necessary): Model T44: is being designed to fit the 2006 – 2008 model Toyota Tundra pick-up truck . Model GM44: is being designed to fit the 2008 model GMC 2500 and 3500 series pick-up trucks. Model CH44: is being designed to fit the 2008 Chevrolet 2500 and 3500 series pick-up trucks. Model DG44 is being designed to fit the 2007 – 2008 model Dodge 2500, 3500, 4500 and 5500 series pick-up trucks.

We will rely on machine shops that will be utilized to manufacture its bumpers to supply the raw materials and that we do not have any contracts in place with suppliers at this time. Each of the bumpers will be designed to install most of the following leading electric winches including: Warn: M6000 (6,000lb), 9.0RC (9,000lb) and Endurance 12.0 (12,000lb), Milemarker PE6000 (6,000lb), SE9500C (9,500lb) and SE12000C (12,000). The bumpers weight will range between 105lbs and 130 lbs depending on the model.

Each of the truck manufacturers and winch manufacturers that are listed has absolutely no affiliation with Indestructible 1. Our advertising and printed literature will mention the manufacturers for identification purposes only. No affiliations will be implied or expressed.

We are focusing on these four different model pick-up trucks initially as they have the largest market share in the full size light truck market. We plan to increase our product line as fast as we are able. We intend to monitor public press releases and research public filings of manufactures so we can make sure we are designing and marketing truck bumpers for the most popular models.

Each of the four model bumpers will have the following features:

•	Mirror like polished aluminum finish shell with reinforced steel backing
•	Cowcatcher made with 4 post 3.5 inch tube and 3 inch box uprights
•	Custom extruded bumper (12 inches)
•	Steel mounting bracket
•	Forged steel, chrome plated eyebolts
•	2 “J” style tow hooks (one on each side of bumper)
•	Made in the USA

For future model bumpers we plan to use a computer assisted design (CAD) process to design each bumper prior to manufacturing each prototype to save on time and initial costs. We intend to test each manufactured bumper by purchasing disposable type cheap used trucks that are destined for scrap but can still operate and mount our bumpers on to them and crash them into other scrap vehicles at various speeds and angles to see how the bumpers will hold up.  Through our research we have determined that if an owner of a new light truck is going to purchase an aftermarket bumper he or she will do so within the first year of ownership. We will have to consistently adapt to the changing truck market and design and manufacture different style bumpers as the truck manufactures re-design their trucks. Our goal is to eventually offer truck bumpers for the preceding three model years of trucks that are made by the manufacturers that hold the largest market share.

We have not spent any funds on research and development to date. Our research and development to date has been limited to Patrick Day spending time comparing the thickness of steel and design of stock bumpers and three of the main aftermarket manufacturers. Our President, Patrick Day, has owned trucks with stock bumpers and aftermarket bumpers installed and has tested them in different off road situations. Stock pick-up truck bumpers are generally made of very thin “16th” of one inch light weight steel or aluminum with no steel backing.

We plan to produce bumpers that are made with “1/8” of one inch aluminum outer bumper with strong reinforced steel backing which will be tested to be able to easily hold the weight of the heaviest trucks that they are designed to mount on. We intend to mount a bumper winch that we believe may be able to lift weight in excess of that of the truck to one of its bumpers. However, we have no tangible support for this belief since we have not spent any funds on testing our product compared to others in the market place.

When a bumper needs to be replaced via insurance due to an accident or for another reason a new bumper from the trucks manufacturer will in most cases cost more than what we anticipate our bumpers will be sold to retail customers for. In such event, we believe that the insurance company or the customer will save money and the customer will end up with a unique custom addition to his or her truck. However since we have not developed and tested the product we cannot be sure that we will be cheaper than other manufacturers.

Many retail customers are not aware that they can replace their original equipment manufacturer “OEM” bumper using proceeds from an insurance claim to purchase an aftermarket replacement bumper for less. The company plans to inform insurance companies of the options in savings that it will offer to them and the benefits that their customers will receive.

We will market our bumpers to the following: individual users, off road enthusiasts, military, fire, park rangers, police, forestry companies, oil and gas companies, and the mining industry.

Our goal is to establish a reputation for manufacturing the best aftermarket bumpers available on the market and want to be known as our name says “Indestructible”. Our goal is to manufacture bumpers that will offer the purchaser the best vehicle protection from front end collisions. Each bumper will be designed to universally host an electric winch and mounting hardware purchased from one of the leading winch manufacturers.

Commercial Truck Bumpers

Commercial truck drivers that make long cross country trips often through wilderness areas have three main things to worry about: safety, time and money.  Our plan is to design and manufacture an aftermarket bumper for the commercial truck industry that will provide protection against a direct front end collision with another vehicle, a large moose or other wildlife which can result in a savings of safety, time and money to our purchasers.

Many commercial truckers already utilize an aftermarket bumper but have limited choice when deciding to purchase one. We want to be another option that they can choose. We intend to market bumpers for the most popular commercial trucks by direct advertising to long haul trucking companies and truck trade shows.

To be as efficient and profitable as possible we will look at actual sales figures from the manufacturers of commercial trucks from their publicly filed press releases to assess which models it should focus a design for. We believe that we should always focus our attention on the most popular model long haul trucks only.

Planned Standard Features:

•	Mirror like polished aluminum finish shell with reinforced steel backing
•	Beveled edges
•	Cowcatcher made with 4.5 post 3.5 inch tube and 3 inch box uprights
•	Custom extruded bumper (up to 14 inches)
•	Steel mounting bracket (Easy mounting, no drilling necessary)
•	Forged steel, chrome plated eyebolts
•	Factory tow hook accessible
•	Made in the USA

Warranty:

Each bumper that is manufactured by Indestructible I will have a limited non-transferrable one year warranty against workmanship. We believe that if any of their bumpers have a manufacturing defects it will become apparent in the first year of use. The warranty period that will be offered by us is comparable to what our competitors are offering.

Manufacturing:

We would like to eventually manufacture bumpers at a facility that is owned and run by us but will be utilizing an existing manufacturer initially. There are many present advantages to using an existing machine shop as many companies in the industry have been impacted negatively by business that has been relocated to foreign countries. This makes partnering with an existing manufacturer an attractive option both for budgeting and timing of delivery options. We have sourced out two different machining companies that are very interested in working with us with the manufacturing of our bumpers. We believe that there are many skilled machinists that are available across the country if and when we have the funding to commence the production of their own bumpers.

Both of the machine shops that we sourced out are located in the greater Salt Lake City, Utah area. The companies that were sourced out said that the amount of production that they would be able to fulfill would depend on timing as they would fit in our manufacturing request(s) in between other jobs. We have now sourced out another machine shop located in the Los Angeles, California area that will manufacture for less but would require us determining the storage and shipping issues that would arise from that location.

The machine shops in Salt Lake City and Los Angeles have indicated that they could each manufacture up to 10 bumpers per day. We do not plan on entering into any agreements with any machine shop until we have enough capital in place to not only manufacture the number of bumpers that we need but to move our business forward with our marketing and sales strategy.

Competition:

We currently have no operations and are not yet competing with any of the companies named in this section. After commencing operations, we believe that we will have three main competitors. The main competitors build their bumpers on a per order basis with each one custom and specific to the order.

After commencing operations, the following would be the three main competitors in the aftermarket bumper business in the US:

Reunel Manufacturing, Inc.
5812 Maxwell Rd.
Maxwell, CA 95955

Reunel Manufacturing sells bumpers in the price range of: $1,500.00 - $3,300.00. Reunel Manufacturing has been in business since 1987. Since the different bumper manufacturers are all private companies it is impossible to confirm which company is the largest in terms of the number of bumpers sold or revenues but through our research we predict that Reunel Manufacturing is probably the largest manufacturer of aftermarket bumpers in the US. Reunel Manufacturing, Inc. manufactures bumpers for almost every make of light model truck and specializes in bumpers for emergency vehicles. Each bumper is built on a per order basis. Reunel Manufacturing only sells bumpers directly to customers and does not have a dealer network.

Truck Defender™
Prairie Industries, LLC
19531 Nine Mile Road
Vale, SD 57788

Truck Defender sells most of their bumpers for $1,675.00 (plus shipping). They have been in business since 2004. Prairie Industries, LLC is in the business of fabricating bumpers on a per order custom basis. Truck Defender has a limited dealer network throughout the country.

Body Armour 4X4 Inc.
258 Mariah Circle
Corona, CA
92879

Sells bumpers in the price range of: $1,200.00 and $1,400.00 (plus shipping) and has been in business since 2000. Body Armour is a manufacturer of bumpers for Jeeps and Toyota FJ Cruisers only.  Body Armour stocks bumpers in inventory and can usually ship immediately. Body Armour has a good dealer network throughout the country.

Shipping:

We plan to ship our bumpers to both retailers and direct to their customers using Federal Express ground service. The bumpers weight of between 105 and 130 lbs. meet the weight requirement for this service. The cost of shipping is between: $140.00 - $155.00 per bumper to any of the 50 states (excluding Alaska and Hawaii). It will take between 4 and 5 business days to receive a bumper. UPS and DHL both offer a similar ground service for a similar price. We may decide to switch delivery companies in the future depending on service and pricing.

Advertising and Sales Strategy:

We plan to aggressively market our bumpers through internet advertising and magazine advertising in magazines such as “Off Road” and “Four Wheeler”. We plan to create a website that will have the right content so it gets generically ranked well in the search engines when doing searches for what the company believes will be the most effective key word searches such as: truck bumpers, winch bumpers, commercial truck bumpers, aftermarket bumpers etc. We will pay for “pay per click” advertising on the search engine Google’s website until its site is ranked well generically. Customers will be able to view pictures and order a bumper for their truck online through our website.  We plan to have an operational website at approximately the same time as our product is ready to be marketed and to disclose that we anticipate that the costs will be about $15,000 to create the website and host it for one year.  We also have a goal to get as many aftermarket truck parts companies as possible to stock and advertise their bumpers. We also plan to offer a reciprocal link program with truck parts sellers to link our website to the retailer’s websites. We will have a section in their website called “dealer inquiries” to assist with generating truck parts retailers to become a partner in the sales of its bumpers. Through Indestructible I’s dealer program a retailer will be able to purchase the company’s bumpers for a wholesale price and sell them for an increased retail price. The dealers will also be able to charge an installation fee to their customers to install their new bumper.

We believe we will have to have a representative fly and see many aftermarket retailers across the country to interest them in our bumpers. We will have glossy brochures printed that show our bumpers installed on the truck that the particular bumper was designed for. The retailer will be given a stand to display the brochure at their front counter. We are very confident that our bumpers will be a clear choice for aftermarket bumper buyers that we plan to ship a display bumper “free of charge” to certain potential key retailers for their customers viewing.

Government Regulation:

We do not expect any governmental regulations to have an impact on our planned business operations. Existing laws with which we must comply cover issues that include:

        -      State taxes;
        -      Pricing controls;
        -      Libel and defamation; and
        -      Copyright, trademark and patent infringement.

New laws may impact our ability to market our products in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

Item 2. Description of Property.

Our business office is located at 50 West Broadway, 10th Floor, Salt Lake City, Utah 84101.  The company has leased a shared office space at: 50 West Broadway, 10th Floor, Salt Lake City, Utah 84101 for a fee of $2,199.99 for one year. Our goal is to rent a larger space when we commence marketing and sales operations.

Item 3. Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “IBLE” since July 17, 2009. However, to date there has been no active trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

To date, we have 44 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

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

We will be looking for additional financing as we cannot proceed with our business plan unless we receive additional financing. We plan to list the company on the OTCBB Exchange as we believe that this will help us in obtaining additional financing. Time frame for this process is 6–8 months and the additional cost is anticipated to be $7,500. If we are able to receive additional financing we will commence our “year one” plan which will include:

(a) Create a website that is capable of handling online orders. We believe that from the financing we can complete the website within 2 months at an anticipated cost of $15,000.

b)  Establish relationships and enter into agreements with a machine shop (s) to commence production of our bumpers. The time frame from receiving financing for this is approximately 1 month at a cost of approximately $1,000-$5,000 for legal fees.

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
5) Factors that we did not predict or forsee.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

For the period from inception through December 31, 2009, we had no revenue. Expenses since inception were $53,290 resulting in a net loss of $53,290.

Capital Resources and Liquidity

As of December 31, 2009 we had $1,332 in cash.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Inventory

Inventory consists of $8,955 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008, we did not record a provision for obsolete or impaired inventory.

Revenue Recognition

Revenue is recognized in accordance with the criteria included in SAB 101 and 104.  Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

Item 8. Financial Statements and supplementary data.

INDESTRUCTIBLE I, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

Table of Contents

AS OF DECEMBER 31, 2009

Gately & Associates, LLC

3551 W Lake Mary Blvd
Lake Mary, FL 32746

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Indestructible I, Inc. as of December 31, 2009 and 2008 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through the year then ended December 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indestructible I, Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.

Lake Mary, FL

February 2, 2010

Indestructible I, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2009	12/31/2008

Cash	$1,332	$30,919

Total Current Assets	1,332	30,919

TOTAL ASSETS	$1,332	$30,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,525	$1,750

Total Current Liabilities	3,525	1,750

TOTAL LIABILITIES	$3,525	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001
Authorized: 50,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 16,700,000	1,670	1,670

Additional Paid-In Capital	49,427	47,530
Accumulated Deficit	(53,290)	(20,031)

Total Stockholders' Equity	(2,193)	29,169

TOTAL LIABILITIES AND EQUITY	$1,332	$30,919

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2009 and 282 days ending December 31, 2008 from inception (March 25, 2008) through December 31, 2009

	12 MONTHS	282 DAYS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2009	12/31/2008	TO 12/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	33,259	20,031	53,290

NET INCOME (LOSS)	(33,259)	(20,031)	(53,290)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(20,031)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(53,290)	$(20,031)	$(53,290)

Earnings (loss) per share	$(0.002)	$(0.001)	$(0.003)

Weighted average number of common shares	16,700,000	14,358,363	15,675,734

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 25, 2008) through December 31, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Capital Contribution	-	$-	$1,000	$-	$1,000

Stock issued on acceptance
of incorporation expenses
March 25, 2008	12,000,000	1,200	-	-	1,200

Stock issued for cash at
$0.01 per share on
August 12, 2008	4,700,000	470	46,530	-	47,000

Net Income (Loss)				(20,031)	(20,031)

Total, December 31, 2008	16,700,000	$1,670	$47,530	$(20,031)	$29,169

In-kind contribution			500	-	500

Capital contribution			1,397	-	1397

Net Income (Loss)				(33,259)	(33,259)

Total, December 31, 2009	16,700,000	$1,670	$49,427	$(53,290)	$(2,193)

The accompanying notes are an integral part of these financial statements.

Indestructible I, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2009 and 282 days ending December 31, 2008 from inception (March 25, 2008) through December 31, 2009

	12 MONTHS	282 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	TO 12/31/2009

Net income (loss)	$(33,259)	$(20,031)	$(53,290)

In-kind Contribution	500	-	500
Stock as compensation	-	1,200	1,200
Increase (Decrease) in Accrued Expenses	1,775	1,750	3,525

Total adjustments to net income	2,275	2,950	5,225

Net cash provided by (used in) operating activities	(30,984)	(17,081)	(48,065)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	1,397	1,000	2,397
Cash proceeds from common stock issuance	-	47,000	47,000

Net cash flows provided by (used in) financing activities	1,397	48,000	49,397

CASH RECONCILIATION

Net increase (decrease) in cash	(29,587)	30,919	1,332
Cash - beginning balance	30,919	-	-

CASH BALANCE - END OF PERIOD	$1,332	$30,919	$1,332

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

A related party paid expenses in the amount of $500 on behalf of the Company, which are recorded as non-cash in-kind contributions to equity.

3. Notes Payable:

On September 8, 2009, the Company borrowed $2,000 from a related party individual.  All notes are demand notes carrying a 3% interest rate.  As of October 15, 2009, $603 was paid back on the note and the principal balance due of $1,397 was converted to capital. No interest was accrued.

4.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time; therefore, have no allowances accounted for or disclosures made.

5.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

6.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

7.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8.   Operating Lease Agreements:

The Company has no agreements at this time.

9.   Stockholder's Equity:

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

10.  Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 12,000,000 common shares of stock to its sole officer in acceptance of the expenses paid on behalf of the Company.

11.  Earnings Per Share:

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

12.  Income Taxes:

The Company has a net operating loss carry-forward of $53,290 that will expire 20 years after the years generated. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $10,658 from inception through December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$7,994
State net operating loss	2,664

Total Deferred Tax Asset	10,658
Less valuation allowance	(10,658)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

13. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer’s and director’s and their respective ages as of December 31, 2009 are as follows:

NAME	AGE	POSITION

Patrick Day	25	President, Chief Executive Officer, Principal Accounting Officer, Director
Richard M. Day, Jr.	40	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Patrick Day

Patrick Day was born in Salt Lake City, Utah on September 14, 1984. Mr. Day currently resides in Taylorsville, Utah. Mr. Day graduated from grade 12 at Alta High School in Sandy, Utah in June 2003. Mr. Day has been employed at American Registrar & Transfer Co. in Salt Lake City, Utah since June 2003 as an account manager. Mr. Day has an active interest in off road vehicles and is involved in off road driving with organized clubs in the state of Utah.

Richard M. Day, Jr.

Richard M. Day, Jr. has spent over 15 years in the oil and gas industry, originally starting with Frontier Natural Gas Company (now Esenjay Exploration) in 1994. In 1997 Mr. Day joined Enron Oil & Gas (a subsidiary of Enron Corporation) which became EOG Resources, Inc. in 1999.

Mr. Day has been with EOG Resources since 1999 and is now a Senior Drilling Engineering Technician in the Oklahoma City division. His responsibilities include handling the drilling plans for 5 rigs currently operating in Oklahoma, Texas and Kansas, general accounting and cost tendencies of all facets of the division’s drilling operations.
Prior to his work in oil and gas, Mr. Day worked from 1988 to 1994 as an intern, law clerk and paralegal at the law firms Snow, Christensen & Martineau (Salt Lake City, 1988-1991) then Abowitz, Welch & Rhodes (Oklahoma City, 1991-1994).

Mr. Day attended the University of Oklahoma from 1987-88, Oklahoma City University 1992-94 and Oklahoma City Community College 1995-97.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Patrick Day, Chairman, Chief Executive Officer and Chief Financial Officer	2009	$0	0	0	0	0	0	0	$0

Richard M. Day, Jr.	2009	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of  February 2, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Patrick Day 50 West Broadway, 10th Fl Salt Lake City, Utah 84101	12,000,000	71.8%

Common Stock	All executive officers and directors as a group	12,000,000	71.8%

(1)  Based upon 16,700,000 shares outstanding as of February 2, 2009.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

On March 25, 2008, we issued 12,000,000 founder shares of common stock to Patrick Day pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $1,200.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 were approximately $1,500 and $1,500 respectively.

Audit-related Fees: There were no fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2009 and 2008.

Tax Fees: There were no fees for tax services for the years ended December 31, 2009 and 2008.

All Other Fees: There were no aggregate fees billed for professional services other than those described above were for the fiscal years ended December 31, 2009 and 2008
We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a). Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	Code of Ethics

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDESTRUCTIBLE I, INC.

By:	/s/ Patrick Day
PATRICK DAY
Chairman of the Board of Directors, Principal Executive Officer Principal Financial Officer, Controller Principal Accounting Officer February 2, 2010