Form 10-Q
period 2010-03-31
Dongsheng Pharmaceutical International Co., Ltd.
filed 2010-05-17
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Dongsheng Pharmaceutical International Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	333-154787	26-2603989
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Room 10, 9th Floor, Building No. 5 9 Gaoshengqiao Road, Dayi Louver Plaza Wuhou District, Chengdu, Sichuan Province People’s Republic of China 610041
(Address of principal executive offices) (Zip Code)

+86 (028) 8506-8768
(Registrant’s telephone number, including area code)

Indestructible I, Inc.
 (Former Name or Former Address if Changed Since Last Report)

Copies to:
Joseph M Lucosky, Esq.
195 Route 9 South, 2nd Floor
Manalapan, NJ  07726
Tel. No. (732) 409-1212
Fax No. (732) 577-1188

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 14, 2010, there were 17,000,000 shares outstanding of the registrant’s common stock.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	(Removed and Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,624	$620,596
Accounts receivable, net of allowance for doubtful accounts	4,143,536	3,582,261
Other receivables, net of allowance for doubtful accounts	704,691	39,877
Inventories	738,756	59,693
Advance to vendors	407,543	1,077,677
Deferred tax assets	24,933	360,302
Loans to outside parties	410,008	-
Due from Related parties	123,806	111,155

Total current assets	6,649,897	5,851,561

Property, plant and equipment, net	114,695	91,259

Long-term loans to outside parties	46,631	1,129,944

Long-term loans to related party	1,480,942	1,358,843

Other Asset	1,026,699	1,452,664

Total Assets	$9,318,864	$9,884,271

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,241,676	$8,123,101
Advance from customers	1,589,949	752,784
Other payable and accured liabilities	459,813	96,254
Taxes payable	567,959	499,285

Total current liabilities	5,859,397	9,471,424

Long-term liabilities	-	86,199

Total Liabilities	5,859,397	9,557,623

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
-0- shares issued and oustanding	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,
17,000,000 shares and 15,830,000 issued and oustanding	1,700	1,583
Additional paid-in capital	249,273	249,390
Retained earnings	3,652,790	521,449
Accumulated other comprehensive loss	(444,296)	(445,774)

Total stockholders' equity	3,459,467	326,648

Total Liabilities and Stockholders' Equity	$9,318,864	$9,884,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Nine Months Ended March 31,		For The Three Months Ended March 31,
	2010	2009	2010	2009

Revenues	$12,024,838	$12,290,922	$2,371,294	$4,733,695

Cost of sales	8,547,708	9,070,871	1,511,399	3,193,562

Gross profit	3,477,130	3,220,051	859,895	1,540,133

Operating expenses
Selling and distribution expenses	408,297	279,432	26,953	69,637
General and administrative expenses	279,805	825,898	115,643	680,635
Total operating expenses	688,102	1,105,330	142,596	750,272

Operating income	2,789,028	2,114,721	717,299	789,861

Other income (expenses)
Interest expenses	(5,610)	(3,061)	(75)	(2,476)
Recovery of doubtful accounts	1,341,956	-	1,030,526	-
Other income (expenses)	55,317	(2,934)	57,781	(1,427)
Total other income (expenses)	1,391,663	(5,995)	1,088,232	(3,903)

Income before income taxes	4,180,691	2,108,726	1,805,531	785,958

Provision for income taxes	1,049,349	527,181	451,382	196,489

Net income	$3,131,342	$1,581,545	$1,354,149	$589,469

Other comprehensive income/(loss)
Foreign currency translation adjustment	1,478	(6,693)	742	2,007

Comprehensive income	$3,132,820	$1,574,852	$1,354,891	$591,476

Basic and diluted income per common share
Basic	$0.20	$0.10	$0.09	$0.04
Diluted	$0.20	$0.10	$0.09	$0.04

Weighted average common shares outstanding
Basic	15,855,620	15,830,000	15,908,000	15,830,000
Diluted	15,855,620	15,830,000	15,908,000	15,830,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$3,131,342	$1,581,545
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	10,436	5,391
Provison for (recovery of) doubtful accounts	(1,341,956)	603,137
Changes in assets and liabilities:
(Increase) decrease in -
Account receivables	660,738	(1,209,113)
Other receivables	(541,832)	14,982
Inventories	(678,751)	(1,690,951)
Advance to vendors	670,626	(2,094,776)
Prepaid expenses	-	17,354
Deferred tax asset	335,489	637,474
Loans to outside parties	673,834	(1,158,009)
Other asset	426,819	2,864,195

Increase (decrease) in -
Accounts payable	(4,885,204)	1,153,318
Advance from customers	836,301	387,207
Other payables and accrued liabilities	363,348	52,958
Tax payable	68,295	(5,694)

Net cash provided by (used in) operating activities	(270,515)	1,159,018

Cash flows from investing activities
Purchase of property and equipment	(33,799)	(49,811)
Loans to related parties	(94,828)	(1,226,345)

Net cash used in investing activities	(128,627)	(1,276,156)

Cash flows from financing activities
Proceeds from (repayment to) related party loans	(38,833)	10,702
Payments of loans from outside parties	(86,226)	-

Net cash provided by (used in) financing activities	(125,059)	10,702

Effect of exchange rate changes on cash and cash equivalents	229	1,278

Net decrease in cash and cash equivalents	(523,972)	(105,158)

Cash and cash equivalents, beginning of period	620,596	361,000

Cash and cash equivalents, end of period	$96,624	$255,842

Supplemental disclosures of cash flow information:
Interest paid	$4,599	$1,634
Income taxes paid	$665,070	$1,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dongsheng Pharmaceutical International Co., Ltd. (the “Company”), formerly known as Indestructible I, Inc., reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the  consolidated financial statements and notes thereto included in Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.

The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2.  ORGANIZATION

Dongsheng Pharmaceutical International Co., Ltd. (the “Company”), was incorporated in the state of Delaware as of March 25, 2008. On March 25, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dynamic Bhorizon Limited, (“DBL”), a company incorporated in the Cayman Islands on April 8, 2009. Pursuant to the Exchange Agreement, DBL became a wholly-owned subsidiary of the Company. DBL has not carried on any substantive operations of its own. Instead, the Company owns 100% of Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), a company incorporated in Chengdu City, Sichuan Province, People’s Republic of China in November 1999. Xintai has a registered capital in amount of RMB2,000,000 (equivalent to US$250,973) and is primarily engaged in pharmaceutical technology promotion, trading and warehousing of traditional Chinese medicine and bio-chemistry products.

In connection with the acquisition, the Company issued a total of 15,830,000 shares of common stock to the DBL Shareholders, their designees or assigns in exchange for all of the capital stock of DBL (the “Share Exchange”). Upon the completion of the Share Exchange, the stockholders of DBL own, in aggregate, 93.12% of the issued and outstanding capital stock of the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Xintai, will be treated as the continuing entity for accounting purposes.

In March 2010, Indestructible I, Inc. changed its name to Dongsheng Pharmaceutical International Co., Ltd. to better reflect the Company’s business.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DBL and Xintai. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at March 31, 2010 amounted to US$96,624, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

Accounts receivable consists of balances due from customers for the sale of pharmaceutical products. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. As of March 31, 2010 and June 30, 2009, the total allowance for doubtful debts was US$99,733 and US$1,441,208, respectively.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

The Company’s inventories are composed of pharmaceutical products. Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost.  As of March 31, 2010 and June 30, 2009, no allowance for writing down the inventories to their fair market value is considered necessary.

Advances to vendors

Advances to vendors consist of balances paid for pharmaceuticals that have not been provided or received.  Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful. The Company determines that no reserve is necessary for the nine months ended March 31, 2010 and 2009.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies with which the Company has business relationships.

Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. The Company determines that no reserve is necessary for the nine months ended March 31, 2010 and 2009.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, are normally expensed in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Office equipments                    5 years
Vehicle                                       10 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Impairment of long-lived assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was subsequently codified within Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment”. ASC 360 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the nine months ended March 31, 2010 and 2009.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance from customers

Advance from customers consist of amounts received from customers relating to the sales of pharmaceuticals.  The Company recognizes these funds as a current liability until the revenue can be recognized.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of sales

Costs of sales include costs of the pharmaceuticals sold and used, inbound freight costs, cost of direct labor and overhead. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling, general and administrative costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

Comprehensive income

Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income”, which was subsequently codified within ASC 220, “Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Statement of Cash Flows

In accordance with SFAS 95, "Statement of Cash Flows," which was subsequently codified within ASC 230, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses and taxes payable approximate their fair value due to the short-term nature. The carrying amount of long-term liabilities approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with SFAS 128, “Earnings Per Share”, which was subsequently codified within ASC 260, “Earnings Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign currency translation

The Company and DBL maintains their accounting records in the United States Dollars (“US$”), whereas Xintai maintain its accounting records in the currency of Renminbi (“RMB”), the currency of the PRC. For financial reporting purpose, RMB have been translated into UD$ as the reporting currency in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, which was subsequently codified within ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity.

	March 31, 2010	June 30, 2009
	(Unaudited)
RMB: US$ exchange rate	6.8259	6.8307
Average RMB: US$ exchange rate	6.8286	6.8591

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $1,232 and $3,250 for the three months and $3,255 and $7,586 for the nine months ended March 31, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $1,175 and $-0- for the three months and $43,794 and $16,993 for the nine months ended March 31, 2010 and 2009, respectively.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 4. ADVANCE TO VENDORS

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to vendors. These advances are considered common business practice in China and are fully refundable. No allowance is deemed necessary.

Note 5. LOANS TO OUTSIDE PARTIES

As of March 31, 2010 and June 30, 2009, the loans to outside parties included the following:

Names of Borrowers	Loan Term	Annual Interest Rate	Loan Balance as of
			March 31, 2010	June 30, 2009
			(Unaudited)
Harbin Maidesen Artistic Design Co., Ltd.	From Jul. 24, 2009 to Dec. 31, 2011	0.1%	$46,631	$46,599
Beijing Anpudi Science & Technology Co., Ltd.	From Jun. 6, 2008 to Dec. 31, 2011	0.1%	-	351,355
Harbin Maidesen Artistic Design Co., Ltd.	From Jan. 31, 2009 to Dec. 31, 2010	0.1%	392,873	731,990
Beijing Yashi Club	From Dec. 31, 2009 to Jun. 30, 2010	0.0%	17,135	-

Total			$456,639	$1,129,944

The above loans are unsecured. The loan from Beijing Anpudi Science & Technology Co., Ltd. was repaid in 2010.

Note 6. RELATED PARTY TRANSACTIONS

As of March 31, 2010 and June 30, 2009, the Company had receivables from related parties as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Beijing Dongsheng Kexin Biology Curative Co.,Ltd	$1,480,942	$1,358,843
Ms. Xiaomei Zhu	36,901	111,155
Mr. Xiaodong Zhu	86,904	-

Total	$1,604,748	$1,469,998

Beijing Dongsheng Kexin Biology Curative Co., Ltd. (“Dongshen Kexin”) is owned by Mr. Xiaodong Zhu, CEO and the majority shareholder of the Company. The balance with Dongshen Kexin has a term from July 3, 2008 to December 31, 2011. The loan is unsecured and bears an annual interest of 0.1%.

Ms. Xiaomei Zhu is the sister of Mr. Xiaodong Zhu. The balances with Mr. Zhu and Ms. Zhu are unsecured and bear no interest and have no fixed repayment date. The Company expects the entire amount of the loan be settled within one year.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7. PROPERTY, PLANT AND EQUIPMENTS

As of March 31, 2010 and June 30, 2009, the detail of property, plant and equipment was as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Automobiles	$110,989	$77,122
Office equipment	29,875	29,854
Sub-total	140,864	106,976

Less: accumulated depreciation	(26,169)	(15,717)

Property, plant and equipment, net	$114,695	$91,259

Depreciation expense was $2,774 and $2,624 for the three months and $10,436 and $5,391 for nine months ended March 31, 2010 and 2009, respectively.

Note 8. OTHER ASSETS

Other assets represent value added taxes paid on purchases made with the relevant supporting invoices (input VAT), which can be used in the following years (see Note 10 b). As of March 31, 2010 and June 30, 2009, the Company’s unused input VAT amounted to US$1,026,699 and US$1,452,664, respectively.

Note 9. LONG-TERM LOAN

The long-term loan as of June 30, 2009 represents a working capital loan from Shenyang Zhonghai Bio-Chemical Technology Co., Ltd. The loan was repaid at the end of 2009.

Note 10. TAXES

(a) Corporation income tax (“CIT”)

The Company did not generate any taxable income outside of the PRC for the year ended June 30, 2009. The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 10. TAXES (Continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the previous applicable tax rate of 33%.  However, pending the detailed implementation rulings from the tax authorities, we believe that some of the tax concession granted to eligible companies prior to the new CIT laws will be grandfathered.

The income tax expenses for the three and nine months ended March 31, 2010 and 2009 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income Taxes Expenses
Current	$713,860	$33,323	$193,787	$33,323
Deferred	335,489	493,858	257,595	163,166

Total	$1,049,349	$527,181	$451,382	$196,489

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates, loss carry-forward and other measures.  As of July 31, 2006, the Company had accumulated net operating losses of RMB31,305,069. In January 2007, the Company obtained approval from the local tax authority to carry forward these net operating losses for income tax purpose for 5 years (from 2007 to 2011). By June 2009, the benefit of the loss carryforwards was fully utilized. The reserve for doubtful accounts, give rise to deferred tax assets shown as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Current Deferred Tax Assets
Allowance for doubtful accounts	$24,933	$360,302

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 10. TAXES (Continued)

(b) Value added tax

The Company is subject to value added tax ("VAT") for trading and warehousing pharmaceutical products. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes ("VAT") based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. Such timing difference due to the input VAT ahead of output VAT may result in VAT receivables.  The Company records such VAT receivables under other assets.

(c) Tax payable

As of March 31, 2010 and June 30, 2009, the Company had taxes payable as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)

VAT payable	$112,175	$118,429
Income tax payable	452,997	377,864
Other taxes and fees	2,787	2,992

Total	$567,959	$499,285

Note 11.  STOCKHOLDERS’ EQUITY

In March 2010, the Company entered into share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control.

In connection with the Share Exchange consummated on March 25, 2010, the Company issued 15,830,000 shares of its common stock to the DBL shareholders.  Prior to the Share Exchange, the Company had 16,700,000 shares of common stock issued and outstanding at $.0001 per share. Before the closing of the Share Exchange transaction, the Company retired 15,530,000 shares of common stock.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 11.  STOCKHOLDERS’ EQUITY (Continued)

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Note 12.  COMMITMENTS

The commitments are primarily the rental for the Company’s office space and warehouse.  As of March 31, 2010, the commitments related to the above rental are as follows:

	RMB	US$ Equivalent
		(Unaudited)

2010	635,155	93,051
2011	545,158	79,866
2012	446,751	65,449
2013	446,751	65,449
2014	297,834	43,633
Thereafter	-	-
	￥ 2,371,649	$347,450

Note 13.  LITIGATION

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against the Company at the People’s Court of Yuzhong District, Chongqing City, China.  Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$ 222,648) along with court fees for its alleged losses. Although the Company believes the plaintiff’s allegation is based on a falsified sales contract, a judgment order has not been issued and the Company cannot assure the judgment will be given in the Company’s favor. The Company has not accrued any possible loss since the outcome of this lawsuit is unknown.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, and the Company’s current report on Form 8-K filed with the SEC on March 31, 2010, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report and in conjunction with Form 8-K filed with the SEC on March 31, 2010.  Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Dongsheng” refer to Dongsheng Pharmaceutical International Co., Ltd.

Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Company Overview

The Company was incorporated in the state of Delaware as of March 25, 2008. On March 25, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dynamic Bhorizon Limited, (“DBL”), a company incorporated in the Cayman Islands on April 8, 2009. Pursuant to the Exchange Agreement, DBL became a wholly-owned subsidiary of the Company. DBL has not carried on any substantive operations of its own. Instead, the Company owns 100% of Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), a company incorporated in Chengdu City, Sichuan Province, People’s Republic of China in November 1999. Xintai is primarily engaged in pharmaceutical technology promotion, trading and warehousing of traditional Chinese medicine and bio-chemistry products.

In connection with the acquisition, the Company issued a total of 15,830,000 shares of common stock to the DBL Shareholders, their designees or assigns in exchange for all of the capital stock of DBL (the “Share Exchange”). Upon the completion of the Share Exchange, the sharehtockholders of DBL own, in aggregate, 93.12% of the issued and outstanding capital stock of the Company.

As a further condition of the Share Exchange, Patrick Day and Richard M. Day, Jr. resigned as the officers and directors of the Company. Mr. Xiaodong Zhu, Mr. Xicai Su and Mr. Di Wu were appointed as the new officers of the Company, and Mr. Xiaodong Zhu was appointed as the new director of the Company effectively immediately.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Xintai, will be treated as the continuing entity for accounting purposes.

On April 5, 2010, we filed an amendment to articles of incorporation to change our name from “Indestructible I, Inc.” to “Dongsheng Pharmaceutical International Co., Ltd.” to better reflect the Company’s business.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31, ,		$	%
	2010	2009	Change	Change

Revenues	$2,371,294	$4,733,695	(2,362,401)	(49.91)%
Cost of Sales	$(1,511,399)	$(3,193,562)	(1,682,163)	(52.67)%
Gross Profit	$859,895	$1,540,133	(680,239)	(44.17)%

Operating Expenses	$142,596	$750,272	(607,676)	(80.99)%

Operating Income	$717,299	$789,861	(72,562)	(9.19)%

Other income (expenses)	$1,088,232	$(3,903)	1,092,135	(27984)%

Income Before Income Tax	$1,805,531	$785,958	1,019,573	129.72%

Income Tax Provision	$451,382	$196,489	254,893	129.72%

Net Income	$1,354,149	$589,469	764,680	129.72%

Revenues:

Revenues for the three months ended March 31, 2010 decreased by approximately $2.36 million or 49.91% to $2.37 million as compared to $4.73 million for the same period of prior year. This decrease in sales was due to the transportation interruption from the heavy snow storms in Northern part of China in quarter one this year, which had negative impact on inventory build-up and sales.

Gross Profit:

We achieved gross profits of $0.86 million for the three months ended March 31, 2010, compared to $1.54 million for the same period of the previous year, representing a 44.17 % period to period decrease. Our overall gross profit margin as a percentage of revenue grew by 3.72% to 36.26% for the three months ended March 31, 2010 compared to 32.54% of the same period in 2009.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, decreased by approximately $607 thousand, to $142 thousand, for the three months ended March 31, 2010 from $750 thousand for the same period of the previous year. This 80.99 % decrease is mainly attributable to the recovery of $1,030,526 bad debts recognized in prior years, as a result of the efforts of clearing receivables in quarter one this year, partially offset by increase in selling and distribution expenses, travelling expenses and other expenses relating to operation.

Income Tax Provision:

Our provisions for income taxes for the three months ended March 31, 2010 and 2009 were $451,382 and $196,489,  respectively, an increase of $254,893 or 129.72 % from period to period.  The increase in the income tax provision was in proportion to our increase in pre-tax income.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

	Nine Months Ended March 31,		$	%
	2010	2009	Change	Change
Revenues	$12,024,838	$12,290,922	(266,084)	(2.16)%

Cost of Sales	$(8,547,708)	$(9,070,871)	(523,163)	(5.77)%
Gross Profit	$3,477,130	$3,220,051	257,079	7.98%

Operating Expenses	$688,102	$1,105,330	(417,228)	(37.75)%

Operating Income	$2,789,028	$2,114,721	674,307	31.89%

Other income (expenses)	$1,391,663	$(5,995)	1,397,658	(23314)%

Income Before Income Tax	$4,180,691	$2,108,726	2,071,965	98.26%

Income Tax Provision	$1,049,349	$527,181	522,168	99.05%

Net Income	$3,131,342	$1,581,545	1,549,797	97.99%

Revenues:

Revenues for the nine months ended March 31, 2010 decreased by approximately $266 thousand or 2.16% to $12.02 million as compared to $12.29 million for the nine months ended March 31, 2009. Though sales have been driven up by expansion of our customers and new products in the first 6 months,  the transportation interruption due to the heavy snow storms in Northern part of China in quarter one this year brought negative impact on inventory build-up, leading to the overall sales decrease for the nine months ended March 31, 2010 as compared to the same period of the prior year.

Gross Profit:

We achieved gross profits of $3.48 million for the nine months ended March 31, 2010, compared to $3.22 million for the same period of the previous year, representing a 7.98 % period to period increase. Our overall gross profit margin as a percentage of revenue grew by 2.72% to 28.9% for the nine months ended March 31, 2010 compared to 26.2% of the same period prior year.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, decreased by approximately $417 thousand, to $688 thousand for the nine months ended March 31, 2010 from $1,105,330 for the same period of the previous year. This 37.75% decrease is mainly is mainly attributable to the recovery of $1,341,956 bad debts recognized in prior year, as a result of the efforts of clearing receivables in this year, partially offset by increase in selling and distribution expenses,  travelling expenses and other expenses relating to operation.

Income Tax Provision:

Our provisions for income taxes for the nine months ended March 31, 2010 and 2009 were $1,049,349 and $527,181 respectively, an increase of $522,168 or 99.05 % from period to period.  The increase in the income tax provision was in proportion to our increase in pre-tax income.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2010 and 2009.

	Nine Months Ended March 31,
	2010	2000
Cash provided by (used in):
Operating Activities	$(270,515)	$1,159,018
Investing Activities	$(128,627)	$(1,276,156)
Financing Activities	$(125,059)	$10,702

We have historically funded our operation primarily through operating activities and certain loans from related parties.  Over the next twelve months, we intend to pursue our primary objective of increasing market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented pharmaceutical industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating activities and loans from related parties, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Operations

Cash used in operating activities totaled $270,515 for the nine months ended March 31, 2010 as compared to $1,159,018 provided by the same period of the previous year. The decrease in our cash provided by operations was primarily due to the recovery of $1,341,956 bad debts in this year, partially offset by the increase of advance to vendors.

Investments

For the nine months ended March 31, 2010, we invested $33,799 in fixed assets as compared to $49,811 in the same period of the prior year.  At the same time, we lent $94,828 loans to our related party for the nine months ended March 31, 2010 as compared to $1,226,345 loans to related parties in the same period of 2009.

Financing

We made $86,226 payments for loans from outside parties, and paid off $38,833 loans to related parties for the nine months ended March 31, 2010 as compared to proceeds of $10,702 from related parties loans in the same period of 2009.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DBL and Xintai. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Accounts receivable

Accounts receivable consists of balances due from customers for the sale of pharmaceutical products. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.

Inventories

The Company’s inventories are composed of pharmaceutical products. Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, are normally expensed in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Office equipments                                                                                  5 years
                                Vehicle                                                                                                   10 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Impairment of long-lived assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was subsequently codified within Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment”. ASC 360 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the nine months ended March 31, 2010 and 2009.

Advance from customers

Advance from customers consist of amounts received from customers relating to the sales of pharmaceuticals.  The Company recognizes these funds as a current liability until the revenue can be recognized.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

Cost of sales

Costs of sales include costs of the pharmaceuticals sold and used, inbound freight costs, cost of direct labor and overhead. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling, general and administrative costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

Comprehensive income

Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income”, which was subsequently codified within ASC 220, “Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Statement of Cash Flows

In accordance with SFAS 95, "Statement of Cash Flows," which was subsequently codified within ASC 230, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses and taxes payable approximate their fair value due to the short-term nature. The carrying amount of long-term liabilities approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with SFAS 128, “Earnings Per Share”, which was subsequently codified within ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign currency translation

The Company and DBL maintains their accounting records in the United States Dollars (“US$”), whereas Xintai maintain its accounting records in the currency of Renminbi (“RMB”), the currency of the PRC. For financial reporting purpose, RMB have been translated into UD$ as the reporting currency in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, which was subsequently codified within ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity.

 The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $1,232 and $3,250 for the three months and $3,255 and $7,586 for the nine months ended March 31, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $1,175 and $-0- for the three months and $43,794 and $16,993 for the nine months ended March 31, 2010 and 2009, respectively.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K filed with the SEC on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in the Company’s Form 8-K filed with the SEC on March 31, 2010, there were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other Information required to be disclosed under this Item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of PrincipalFinancial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongsheng Pharmaceutical International Co., Ltd.

Date: May 17, 2010	By:	/s/ Xiaodong Zhu
Xiaodong Zhu
President, Chief Executive Officer and Chairman

Date: May 17, 2010	By:	/s/ Jianping Chen
Jianping Chen
Chief Financial Officer and Principal Accounting Officer