Form 10-Q
period 2010-09-30
Dongsheng Pharmaceutical International Co., Ltd.
filed 2010-11-22
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Dongsheng Pharmaceutical International Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	333-154787	26-2603989
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

China Bing’qi Plaza, Floor 17, No 69, Zi Zhu Yuan Rd, Hai’dian District, Beijing People’s Republic of China 100089
(Address of principal executive offices) (Zip Code)

+86-10-88580708
(Registrant’s telephone number, including area code)

____________________________________________________
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

As of November 15, 2010, there were 17,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 6.	Exhibits	22

i

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	September 30, 2010	June 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$872,127	$4,395,515
Accounts receivable	2,065	72,021
Other receivables	332,356	191,961
Inventories	306,878	152,500
Advances to vendors	4,119,956	465,183
VAT tax receivable	203,603	200,893

Total current assets	5,836,985	5,478,073

Property, plant and equipment, net	113,040	112,655

Distribution deposit	418,463	412,894

Total Assets	$6,368,488	$6,003,622

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,860	$200,076
Advances from customers	241,589	691,411
Other payables and accrued liabilities	694,501	419,235
Taxes payable	508,759	257,415
Due to related parties	-	21,366

Total current liabilities	1,451,709	1,589,503

Total Liabilities	1,451,709	1,589,503

Commitments and Contingencies
Shareholders' equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
17,000,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	1,700	1,700
Additional paid-in capital	249,557	249,273
Retained earnings	5,016,590	4,578,936
Accumulated other comprehensive loss	(351,068)	(415,790)

Total shareholders' equity	4,916,779	4,414,119

Total Liabilities and Shareholders' Equity	$6,368,488	$6,003,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)

	For The Three Months Ended September 30,
	2010	2009

Revenues	$3,935,356	$4,885,706

Cost of sales	2,825,983	3,530,241

Gross profit	1,109,373	1,355,465

Operating expenses
Selling and distribution expenses	168,927	145,883
General and administrative expenses	347,159	164,394
Total operating expenses	516,086	310,277

Operating income	593,287	1,045,188

Other expenses
Interest (expense) income	(401)	63
Other expenses	(9,216)	(1,801)
Total other expenses	(9,617)	(1,738)

Income before income tax	583,670	1,043,450

Provision for income tax	146,016	261,549

Net income	$437,654	$781,901

Other comprehensive income
Foreign currency translation adjustment	64,722	731

Comprehensive income	$502,376	$782,632

Basic and diluted earnings per common share
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average common shares outstanding
Basic	17,000,000	15,830,000
Diluted	17,000,000	15,830,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For The Three Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$437,654	$781,901
Adjustments to reconcile net income to net cash in operating activities:
Depreciation	3,162	3,252
Stock options issued for services provided	284	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivables	70,111	(945,234)
Other receivables	(136,222)	(50,454)
Inventories	(150,571)	(231,725)
Advances to vendors	(3,606,568)	768,994
Other asset	-	110,154

Increase (decrease) in -
Accounts payable	(193,663)	(1,655,113)
Advances from customers	(453,870)	153,165
Other payables and accrued liabilities	266,682	90,031
Taxes payable	245,023	373,138

Net cash used in operating activities	(3,517,980)	(601,892)

Cash flows from investing activities
Loans to outside parties	-	(197,029)
Purchase of property and equipment	(2,039)	-

Net cash used in investing activities	(2,039)	(197,029)

Cash flows from financing activities
Repayment of related party loans	-	90,935
Proceeds (repayments) from (to) related parties	(21,406)	111,152

Net cash provided by (used in) financing activities	(21,406)	202,087

Effect of exchange rate changes on cash and cash equivalents	18,037	259,595

Net decrease in cash and cash equivalents	(3,523,388)	(337,239)

Cash and cash equivalents, beginning of period	4,395,515	361,000

Cash and cash equivalents, end of period	$872,127	$23,761

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$9,557	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dongsheng Pharmaceutical International Co., Ltd. (the “Company”), formerly known as Indestructible I, Inc., reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the  consolidated financial statements and notes thereto included in Form 10-K as filed with the Securities and Exchange Commission on September 22, 2010.

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2.  ORGANIZATION

Dongsheng Pharmaceutical International Co., Ltd. (the “Company”), was incorporated in the state of Delaware as of March 25, 2008. On March 25, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dynamic Bhorizon Limited, (“DBL”), a company incorporated in the Cayman Islands on April 8, 2010. Pursuant to the Exchange Agreement, DBL became a wholly-owned subsidiary of the Company. DBL has not carried on any substantive operations of its own. Instead, the Company owns 100% of Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), a company incorporated in Chengdu City, Sichuan Province, People’s Republic of China (“PRC”) in November 1999. Xintai has a registered capital in amount of RMB2,000,000 (equivalent to US$250,973) and is primarily engaged in pharmaceutical technology promotion, trading and warehousing of traditional Chinese medicine and bio-chemistry products.

In connection with the acquisition, the Company issued a total of 15,830,000 shares of common stock to the DBL Shareholders, their designees or assigns in exchange for all of the capital stock of DBL (the “Share Exchange”). Upon the completion of the Share Exchange, the stockholders of DBL own, in aggregate, 93.12% of the issued and outstanding capital stock of the Company.

The business combination was accounted for as a reverse acquisition under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Xintai, will be treated as the continuing entity for accounting purposes.

On April 5, 2010, Indestructible I, Inc. changed its name to Dongsheng Pharmaceutical International Co., Ltd. to better reflect the Company’s business.

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DBL and Xintai. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at September 30, 2010 and June 30, 2010 amounted to US$872,127 and US$4,395,515 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

Accounts receivable consists of balances due from customers for the sale of pharmaceutical products. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. Balances over 90 days are considered past-due. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, Management estimates the allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as provision for or recovery of doubtable amounts. As of September 30, 2010 and June 30, 2010, no allowance for doubtful accounts was considered necessary.

Inventories

The Company’s inventories consist of pharmaceutical products. Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost.  As of September 30, 2010 and June 30, 2010, no allowance for writing down the inventories to their fair market value is considered necessary.

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advances to vendors

Advances to vendors consist of balances paid for pharmaceuticals that have not been provided or received.  Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the receiving of the services and supplying of the materials become doubtful. The Company determines that no reserve is necessary at September 30, 2010 and June 30, 2010.

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

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation is removed from the accounts and the resulting profit or loss is reflected in income.

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

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended September 30, 2010 and 2009.

Advances from customers

Advances from customers consist of amounts received from customers relating to the sales of pharmaceuticals.  The Company recognizes these funds as a current liability until the revenue can be recognized.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain (Please see Note 9 for details on valuation allowance).

Since the Company was incorporated in 2008, income tax returns for the years 2008 and 2009 are subject to examination by U.S. tax authorities.

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Share-Based Payment Arrangement.”  Compensation expense associated with equity grants is recognized ratably over the requisite service period based on the grant date fair value.   The fair value of options is estimated on the date of grant using the appropriate valuation models based on relevant facts and circumstances as determined by management.

Comprehensive income (loss)

Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2010, the carrying amount of  cash and cash equivalent, accounts  receivables, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities are approximate fair value due to the short term nature.  Distribution deposit represents deposit with one of our major vendors and is fully refundable  after  three years. Although the amount is impacted by foreign currency translation adjustments at each reporting period, we believe the carry amount of distribution deposit approximates fair value as it is not exposed to other significant price or credit risk.

Earnings Per  Share

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the three months ended September 30, 2010 and 2009, all options were excluded from the calculation of diluted earnings per share because the exercise prices of $1.00 was higher than the average closing bid price of the Company’s stock during the reporting period.
.
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

	September 30, 2010	June 30, 2010	September 30, 2009
Period End RMB: US$ exchange rate	6.6912	6.7814	6.8263
Average period RMB: US$ exchange rate	6.7690	6.8275	6.8309

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $9,966 and $3,808 for the three months September 30, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $3,664 and $42,608 for the three months ended September 30, 2010 and 2009, respectively.

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

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that suchloss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

Note 4. ADVANCES TO VENDORS

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to vendors.  Advances to vendors as of September 30, 2010 and June 30, 2010 amounted to $4,119,956 and $465,183, respectively.

Note 5. PROPERTY AND EQUIPMENT

As of September 30, 2010 and June 30, 2010, property and equipment was as follows:

		2010
	Useful Lives	September 30	June 30
Office equipment	5 years	$28,744	$111,717
Automobiles	10 years	117,020	30,071
		145,764	141,788

Less: accumulated depreciation		(32,724)	(29,133)

Property and equipment, net		$113,040	$112,655

Depreciation expense was $3,162 and $3,252 for the three months ended September 30, 2010 and 2009.

Note 6. RELATED PARTY TRANSACTIONS

As of September 30, 2010 and June 30, 2010, the Company had receivables from and payables to related parties as follows:

	2010
	September 30	June 30
Beijing Dongsheng Kexin Biology Curative Co.,Ltd	$-	$-
Zhu Xiaomei	-	(21,366)
Total	$-	$(21,366)

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 6. RELATED PARTY TRANSACTIONS (Continued)

Ms. Xiaomei Zhu is the sister of Mr. Xiaodong Zhu. The balance due to Ms. Zhu was fully paid off as of September 30, 2010.

Note 7. DISTRIBUTION DEPOSIT

Distribution deposit represents the deposit paid to one major vendor of the Company for a three-year exclusive distribution contract signed on December 25, 2009. This contract enables the Company to maintain a long-term relationship with such vendor to purchase products at stabilized cost. As of September 30, 2010 and June 30, 2010, the Company had distribution deposit of $418,463 and $412,894, respectively.

Note 8. VALUE ADDED TAX RECEIVABLE

Value added tax receivable represents value added taxes (“VAT”) paid on purchases made with the relevant supporting invoices (input VAT), which are to be used in future years (see Note 8 b). As of September 30, 2010 and June 30, 2010, the Company’s unused input VAT totaled $203,603 and $200,893, respectively.

 Note 9. TAXES

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

The Company did not generate any taxable income outside of the PRC for the three months ended September 30, 2010 and 2009. The Company’s operational subsidiary “Xintai” was incorporated in Sichuan Providence, China. The Management does not expect to repatriate Xintai’s net income back to US in the near future, therefore Xintai is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the current law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the previous applicable tax rate of 33%.  However, pending the detailed implementation rulings from the tax authorities, some of the tax concession granted to eligible companies prior to the new CIT laws may be grandfathered.  As of September 30, 2010 and June 30, 2010, the Company had taxes payable as follows:

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 9. TAXES (Continued)

	2010
	September 30	June 30

VAT payable	$45,390	$98,929
Income tax payable	457,490	154,846
Other taxes and fees	5,879	3,640

Total	$508,759	$257,415

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. It incurred net operating losses for U.S. income tax purposes for the three months ended September 30, 2010. The net operating loss carry forwards, which was resulted from administrative expenses, for United States income tax purposes amounted to $284 and $-0- as of September 30, 2010 and  2009. These loss carry forwards, which may be available to reduce future periods' taxable income, will expire, if not utilized, beginning in 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.  The valuation allowance increased by $96 during the three months ended September 30, 2010 and -$0- during the three months ended September 30, 2009..

	2010
	September 30	June30
Current Deferred Tax Assets
Allowance for doubtful accounts	$-	$-
Net operating loss carry forwards	96	2,462
Less: Valuation Allowance	(96)	(2,462)

Net Deferred Tax Assets	$-	$-

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

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 10.  SHAREHOLDERS’ EQUITY

On March 25, 2010, the Company entered into share exchange transaction which has been accounted for as a reverse acquisition and re-capitalization under the purchase method of accounting since there has been a change of control. In connection with this transaction, the Company issued 15,830,000 shares of its common stock to DBL shareholders.  Prior to the Share Exchange, the Company had 16,700,000 shares of common stock issued and outstanding at $.0001 per share. Before the closing of the Share Exchange transaction, the

Company retired 15,530,000 shares of common stock. As a result of the reverse acquisition, the equity accounts of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, which states that in calculating the weighted average shares when a reverse acquisition takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Note 11.  CONCENTRATION

Three major vendors provided approximately 90.48% of the Company’s purchases of inventories for the three months ended September 30, 2010, with each vendor individually accounting for approximately 45.45%, 35.13% and 9.91%.

Four major vendors provided approximately 69.23% of the Company’s purchases of inventories for the year ended September 30, 2009, with each vendor individually accounting for 25.08%, 21.29%, 11.60% and 11.26%.

None of sales to any individual customer exceeds 10% of the Company’s total sales for the three months ended September 30, 2010.

Sales to five major customers accounted for approximately 65.92% of the Company’s total sales for the three months ended September 30, 2009, with each customer individually accounting for 18.00%, 15.58%, 11.52%, 10.64% and 10.18%.

The sales revenue from one of our major products provided approximately 92.72% and 90.32% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively.

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 12.  COMMITMENTS

The commitments are primarily the rental for the Company’s office space and warehouse.  As of September 30, 2010, the commitments related to the above rental are as follows:

Twelve Months Ended September 30,	US$

2011	208,092
2012	122,480
2013	6,934
Thereafter	-
$337,506

Note 13.  CONTINGENCIES

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against the Company at the People’s Court of Yuzhong District, Chongqing City, China.  Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. Although the Company believes the plaintiff’s allegation is based on a falsified sales contract, a judgment order has not been issued and the Company cannot assure the judgment will be given in the Company’s favor. On July 27, 2010, the Judge issued a judicial authentication order on the signature on the contract that Dongsheng had signed with Yidong. If the signature proves to be fraudulently added by Yidong, the Company will prevail. However there is a remote possibility that the judicial authentication of the signature fails, which may result judgment order for Dongsheng to compensate Yidong. However the Company believes this possibility is remote and therefore no accrual has been provided. As of September 15, 2010, the judge has not announced any results on judicial authentication or other judgment order related to this case.

Note 14. STOCK-BASED COMPENSATION

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

On September 3, 2010, the Board of Directors of the Company approved the issuance of stock options to an officer to purchase up to 150,000 shares of the Company’s common stock. This Option shall vest as follows: (i) The first 50,000 shares will be fully vested as of May 15, 2011; (ii) the second 50,000 shares will be fully vested as of May 15, 2012; (iii) the third 50,000 shares will be fully vested as of May 15, 2013.

Index
DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 14. STOCK-BASED COMPENSATION (Continued)

On September 28, 2010, the Board of Directors of the Company approved the issuance of stock options to an independent director to purchase up to 30,000 shares of the Company’s common stock. This Option shall vest as follows: (a) 10,000 stock options to vest on October 1, 2011; (b) 10,000 stock options to vest on October 1, 2012, contingent upon the renewal of the Director Agreement from September 29, 2011 to September 29, 2012; and (c) 10,000 stock options to vest on October 1, 2013, contingent upon the renewal of the Director Agreement from September 29, 2012 to September 29, 2013.

The Company accounts for  stock-based compensation  associated with the 2010 Equity Incentive Plan in accordance with ASC 718-10, “Share-Based Payment Arrangement.”. The Company estimates the fair value of stock options granted using the Black-Scholes model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield. For awards granted, the fair value of the common stock is generally determined based on the average closing bid price during the reporting period. The Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The Company calculated the expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the FASB Codification, due to the Company’s limited employee exercises of its options. The assumed dividend yield is based upon the Company’s expectation of not paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term.

During the three months ended September 30, 2010, the assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.00%
Expected life of the options	3 years
Expected volatility	50%
Expected dividend yield	0.00%

The total stock-based compensation expense recognized in the accompanying condensed consolidated statement of income for both three months periods ended September 30, 2010 and 2009 were $284 and $0 respectively, which are included in general and administrative expenses.  As of September 30, 2010, $11,216 of compensation expense related to the options issued under the 2010 Plan was unrecognized.

The following table summarizes the stock option activities of the Company in presented period:

Index

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 14. STOCK-BASED COMPENSATION (Continued)

Three Months Ended September 30,2010	Option outstanding	Weighted average exercise price	Life in years

Outstanding, June 30, 2010	-	-	-
Granted	180,000	1.00	3
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2010	180,000	$1.00	$3

Note 15. SUBSEQUENT EVENT

On October 6, 2010, the Board of Directors of the Company approved the issuance of stock options to an independent director to purchase up to 30,000 shares of the Company’s common stock. This Option shall vest as follows: (a) 10,000 stock options to vest on October 6, 2011; (b) 10,000 stock options to vest on October 6, 2012, contingent upon the renewal of the Director Agreement from October 6, 2011 to October 6, 2012; and (c) 10,000 stock options to vest on October 6, 2013, contingent upon the renewal of the Director Agreement from October 6, 2012 to October 6, 2013.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, including, without limitation, the risks and uncertainties outlined under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained therein. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Our expectations are as of the date this report is filed, and we do not intend to update any of the forward-looking statements after the filing date to confirm these statements to actual results, unless required by law. The discussion below should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Dongsheng” refer to Dongsheng Pharmaceutical International Co., Ltd.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Company Overview

Dongsheng Pharmaceutical International Co., Ltd. is an established national primary pharmaceutical wholesaler in the People’s Republic of China (PRC or China), which specializes in the wholesale and distribution of high quality, high margin and high demand drugs, mainly to secondary and third tier regional drug wholesalers in China. Our objective is to source the highest quality drug products to the medical community. Since Mr. Xiaodong Zhu purchased our core operational subsidiary, Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), in July 2006, our business has been growing steadily, measured by annual sales revenue.

Our core operational subsidiary is Xintai, which was incorporated in 1999, as a small pharmaceutical sales company in Chengdu City, Sichuan Providence, PRC. On July 15, 2006, Mr. Zhu, an experienced drug wholesaler, and his sister, Zhu Xiaomei, acquired 100% of Xintai for approximately $260,000. Under Mr. Zhu’s leadership, Xintai soon became a well-known licensed pharmaceutical wholesale company, specializing in the sales of prescription and over-the-counter medicines.

On January 11, 2010, the Sichuan Provincial Government approved Dynamic Bhorizon Limited (“DBL”), a company incorporated in the Cayman Islands on April 8, 2009, to acquire 100% of Xintai. On January 21, 2010, the Sichuan Administration for Industry and Commerce issued a new business license to Xintai. With the new license, Xintai has been transformed from a domestic Chinese company to a wholly foreign-owned enterprise.

Dongsheng Pharmaceutical International Co., Ltd. was incorporated in the state of Delaware on March 25, 2008, originally under the name “Indestructible I.” On March 25, 2010, Dongsheng entered into a share exchange agreement and acquired all of the outstanding capital stock of DBL.  Pursuant to the share exchange agreement, DBL became a wholly-owned subsidiary of Dongsheng and Mr. Zhu was appointed as the Company’s Chief Executive Officer.

In connection with the acquisition of DBL, the Company issued a total of 15,830,000 shares of common stock to the shareholders of DBL, their designees or assigns, in exchange for all of the capital stock of DBL. Upon the completion of the share exchange, the stockholders of DBL owned, in aggregate, approximately 93.12% of the issued and outstanding capital stock of the Company.

The business combination was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Xintai, will be treated as the continuing entity for accounting purposes.

On April 5, 2010, Indestructible I, Inc. changed its name to Dongsheng Pharmaceutical International Co., Ltd. to better reflect the Company’s business.

Index

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues:

Revenues for the three months ended September 30, 2010 decreased by approximately $0.95 million, or 19.45%, to $3.94 million as compared to $4.89 million for the same period of the prior year. This decrease was due to a decrease in sales of our ganglioside product. During the quarter we commenced an ongoing effort to reorganize our sales and marketing teams from a product basis to a geographical basis, which disrupted our sales efforts during the quarter, but which we believe will lead to increased product revenues once it is fully implemented. We also believe that sales of our main product, ganglioside, were lower during the quarter as a result of uncertainty about whether it will be included in the insurance catalog for certain of the provinces in which it is sold. We expect that any uncertainties regarding the inclusion of ganglioside in the insurance catalogs for these provinces will be resolved in early 2011 when those provincial catalogs are finalized.

Gross Profit:

We achieved gross profits of approximately $1.11 million for the three months ended September 30, 2010, compared to approximately $1.36 million for the same period of the prior year, representing an 18.16% decrease. Our overall gross profit margin as a percentage of revenue for the periods ended September 30, 2010 and 2009 remained consistent.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.21 million, to $0.52 million, for the three months ended September 30, 2010 from $0.31 million for the same period of the prior year. This increase is primarily due to an increase of approximately $183,000 in general and administrative expenses attributable to the expansion of our business that led to higher headcounts and additional costs and expenses associated with being a public company.

Income Tax Provision:

Our provisions for income taxes for the three months ended September 30, 2010 and 2009 were $146,016 and $261,549, respectively, a decrease of $115,533 or 44.17% from the same period of the prior year.  The decrease in the income tax provision was in proportion to our decrease in operating income.

Net Income:

Net income for the three months ended September 30, 2010 decreased by approximately $334,000 to approximately $438,000 as compared to approximately $782,000 for the same period of the prior year, representing a 44.03% decrease over the same period of the prior year. This decrease was mainly attributable to our decrease in revenues and increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $0.87 million in cash, a decrease of $3.52 million, or 80.16%, from $4.4 million at June 30, 2010. Although the level of our cash and cash equivalents as of September 30, 2010 were low compared to their level at June 30, 2010, most of our cash expenditures during the period were made in connection with significant advances to vendors, as well as purchases of inventory, as further described under “Liquidity and Capital Resources – Operations” below. We believe that these vendor advances and inventory purchases will help stabilize our product costs, which in turn will improve our operating results.

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$(3,517,980)	$(601,892)
Investing Activities	$(2,039)	$(197,029)
Financing Activities	$(21,406)	$202,087

Index

Over the next twelve months, we intend to pursue our primary objective of increasing market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented pharmaceutical industry. We believe that projected cash flows from operations and cash on hand will provide the necessary capital to fund our business operations for the next twelve months. However, in addition to such funds, we may need additional sources of capital to expand our operations. Any such financing could come in the form of debt or the issuance of our common stock or common stock equivalents in a private placement or public offering. If such financing involves the issuance of common stock or securities exercisable for or convertible into common stock, such financing may dilute or otherwise impair the ownership interests of our current stockholders. There are no assurances that any financing will be available on terms acceptable to us, if at all.  If we require additional financing in the future and are unable to obtain such financing, we may not be able to fully implement our business plan.

Operations

Cash used in operating activities totaled $3,517,980 for the three months ended September 30, 2010, as compared to $601,892 for the same period of the prior year. The increase of $2,916,088 in our cash used in operations was primarily due to advances made to vendors in the amount of approximately $3.6 million, as well as purchases of approximately $151,000 in inventory. We made these advances and purchased this inventory in an effort to lock in current favorable pricing for these products, which we believe will have a favorable impact on our operating results in the future.

Investments

Cash used in investing activities was $2,039 for the three months ended September 30, 2010, as compared to $197,029 for the same period of the prior year.  This change was due to our investment of $2,039 in property and equipment during the period ended September 30, 2010, compared to loans to related parties in the amount of $197,029 during the same period of the prior year.

Financing

Cash used in financing activities was $21,406 for the three months ended September 30, 2010, as compared to cash provided by financing activities of $202,087 for the same period of the prior year.  During the three months ended September 30, 2010 we repaid our shareholders in the amount of $21,406, while during the same period of the prior year we received loan proceeds from shareholders in the amount of $111,152 and from related parties in the amount of $90,935.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

We believe the following are our most critical accounting policies that include significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. We consider an accounting policy to be critical if the changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Principles of consolidation and uses of estimates

Our unaudited condensed consolidated financial statements include the accounts of our subsidiaries. Certain amounts are based on management’s best estimates and judgments. Estimates are used in determining such items as depreciable lives of property and equity, recoverability of accounts receivable and inventories, realization of advances to vendors and distribution deposits, share-based compensation assumptions, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair value

As of September 30, 2010, the carrying amount of cash and cash equivalents, accounts receivable, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities are approximate fair value due to the short term nature.  Distribution deposit represents deposit with one of our major vendors and is fully refundable after  three years. Although the amount is impacted by foreign currency translation adjustments at each reporting period, we believe the carry amount of distribution deposit approximates fair value as it is not exposed to other significant price or credit risk.

Index

Revenue recognition

We primarily sell our products directly to secondary and third tier regional drug wholesalers in China. Historically we receive advance payments from customers prior to or upon delivery of goods. We recognize revenue at the time of delivery and when title and risk of loss passes to the customer. We accept return of goods from customers due to product defects.

Stock-based compensation

We recognize compensation expense for equity grants ratably over the requisite service period based on the grant date fair value. The fair value of options is estimated on the date of grant using the Black Sholes Model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

Income taxes

Our company was incorporated in the United States and is governed by the income tax laws of the United States. We account for income taxes using an asset and liability approach upon the likelihood of realization of tax benefits in future years. Our operating subsidiary conducts all of its business in the PRC and therefore it is subject to the income tax law of PRC governed private-run enterprises. Historically we do not generate any taxable income outside of the PRC and management does not expect to repatriate any  income generated in the PRC to the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This is particularly true for smaller public companies that have less experience designing and implementing policies that are intended to enhance compliance with the reporting obligations of the Exchange Act. We completed a reverse acquisition transaction on March 25, 2010.  Management is currently in the process of finalizing its procedures for internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

(b)           Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results, other than as set forth in the paragraph immediately below.

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against us at the People’s Court of Yuzhong District, Chongqing City, China.  Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. Although we believe the plaintiff’s allegation is based on a falsified sales contract, a judgment order has not been issued and we cannot assure you that the judgment will be given in our favor. On July 27, 2010, the Judge issued a judicial authentication order on the signature on the contract that we had signed with Yidong. If the signature proves to be fraudulently added by Yidong, we will prevail. However there is a remote possibility that the judicial authentication of the signature fails, which may result in a judgment order for us to compensate Yidong. However, we believe this possibility is remote and therefore no accrual has been provided. As of September 15, 2010, the judge has not announced any results on judicial authentication or other judgment order related to this case.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* filed herewith.
** furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongsheng Pharmaceutical International Co., Ltd.

Date: November 22, 2010	By:	/s/ Xiaodong Zhu
Xiaodong Zhu
President, Chief Executive Officer and Chairman

Date: November 22, 2010	By:	/s/ Jianping Chen
Jianping Chen
Chief Financial Officer and Principal Accounting Officer