Form 10-Q
period 2010-12-31
Dongsheng Pharmaceutical International Co., Ltd.
filed 2011-02-22
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 21, 2011, there were 17,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.

FORM 10-Q

December 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	19

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(Unaudited)

	December 31, 2010	June 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$2,467,597	$4,395,515
Accounts receivable	51,332	72,021
Prepaid expenses and other current assets	738,033	191,961
Inventories	2,829,004	152,500
Advances to vendors	917,773	465,183
VAT tax receivable	206,343	200,893

Total current assets	7,210,081	5,478,073

Property, plant and equipment, net	107,933	112,655

Distribution deposit	-	412,894

Other assets	30,646	-

Total Assets	$7,348,661	$6,003,622

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$200,076
Advances from customers	643,064	691,411
Other payables and accrued liabilities	741,444	419,235
Taxes payable	701,089	257,415
Due to related parties	-	21,366

Total current liabilities	2,085,597	1,589,503

Total Liabilities	2,085,597	1,589,503

Commitments and Contingencies
Shareholders' equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
17,000,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	1,700	1,700
Additional paid-in capital	286,952	249,273
Retained earnings	5,258,139	4,578,936
Accumulated other comprehensive loss	(283,727)	(415,790)

Total shareholders' equity	5,263,064	4,414,119

Total Liabilities and Shareholders' Equity	$7,348,661	$6,003,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)
(Unaudited)

	For The Six Months Ended December 31,		For The Three Months Ended December 31,
	2010	2009	2010	2009

Revenues	$8,069,799	$9,653,544	$4,134,443	$4,767,839

Cost of revenues	6,044,195	7,036,308	3,218,212	3,506,068

Gross profit	2,025,604	2,617,236	916,231	1,261,771

Operating expenses
Selling and distribution expenses	337,113	381,344	168,186	235,461
General and administrative expenses	760,663	164,162	413,503	88,163
Total operating expenses	1,097,776	545,506	581,689	323,624

Operating income	927,828	2,071,730	334,542	938,147

Other expenses
Interest income (expense)	9,220	(5,535)	9,621	(5,598)
Other income (expense)	(11,652)	308,966	(2,436)	399,162
Total other expenses	(2,432)	303,431	7,185	393,564

Income before income tax	925,396	2,375,161	341,727	1,331,711

Provision for income tax	246,193	597,967	100,177	336,418

Net income	679,203	1,777,194	241,550	995,293

Other comprehensive income
Foreign currency translation adjustment	132,063	736	67,341	5

Comprehensive income	$811,266	$1,777,930	$308,891	$995,298

Basic and diluted earnings per common share
Basic	$0.04	$0.11	$0.01	$0.06
Diluted	$0.04	$0.11	$0.01	$0.06

Weighted average common shares outstanding
Basic	17,000,000	15,830,000	17,000,000	15,830,000
Diluted	17,033,238	15,830,000	17,041,272	15,830,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(Unaudited)

	For The Six Months Ended December 31,
	2010	2009

Cash flows from operating activities
Net income	$679,203	$1,777,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,152	7,662
Deferred tax provision	-	77,894
Provision for/(Recovery of) doubtful accounts	-	(311,576)
Stock options issued for services provided	37,679	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivables	22,276	(1,140,128)
Prepaid expenses and other current assets	(532,122)	(51,862)
Inventories	(2,629,166)	49,958
Advances to vendors	(432,860)	738,733
Distribution deposit	417,238	-
Other assets	(30,151)	-

Increase (decrease) in -
Accounts payable	(202,181)	(2,808,388)
Advances from customers	(66,017)	51,625
Other payables and accrued liabilities	306,245	28,195
Taxes payable	429,632	944,953

Net cash used in operating activities	(1,992,072)	(635,740)

Cash flows from investing activities
Loans to outside parties	-	(134,424)
Purchase of property and equipment	(499)	(33,796)

Net cash used in investing activities	(499)	(168,220)

Cash flows from financing activities
Repayment of related party loans	(20,637)	(79,102)
Proceeds from shareholders loans	-	366,564

Net cash provided by (used in) financing activities	(20,637)	287,462

Effect of exchange rate changes on cash and cash equivalents	85,290	172

Net decrease in cash and cash equivalents	(1,927,918)	(516,326)

Cash and cash equivalents, beginning of period	4,395,515	620,596

Cash and cash equivalents, end of period	$2,467,597	$104,270

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$9,557	$-

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

The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2.  ORGANIZATION

Dongsheng Pharmaceutical International Co., Ltd. (the “Company”) was incorporated in the state of Delaware on March 25, 2008, originally under the name “Indestructible I, Inc.” On March 25, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dynamic Bhorizon Limited, (“DBL”), a company incorporated in the Cayman Islands on April 8, 2010.

In connection with the acquisition, the Company issued a total of 15,830,000 shares of common stock to the DBL Shareholders, their designees or assigns in exchange for all of the capital stock of DBL (the “Share Exchange”). Upon the completion of the Share Exchange, the stockholders of DBL own, in aggregate, 93.12% of the issued and outstanding capital stock of the Company.

The business combination was accounted for as a reverse acquisition under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), will be treated as the continuing entity for accounting purposes.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, stock-based compensation, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains bank accounts in both PRC and U.S. Total cash at December 31, 2010 amounted to US$2,467,597, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. Balances over 90 days are considered past-due. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, Management estimates the allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as provision for or recovery of doubtful accounts. As of December 31, 2010 and June 30, 2010, management determined that no allowance for doubtful accounts was considered necessary.

Prepaid expenses and other current assets

The Company's prepaid expenses and other current assets consist of prepayments for services, deposits for the acquisition of product rights, and employee advances, including an installment payment in the amount of approximately $0.36 million to Shanghai Wan'te Pharmaceutical Co., Ltd. to acquire the intellectual property rights associated with a new product (micro-emulsion alprostadil injection). If the State Food and Drug Administration of China does not approve the product by May 1, 2011 the Company will have the right to terminate the contract with Shanghai Wan'te and receive a full refund of the installment payment.

Inventories

The Company’s inventories consist of pharmaceutical products. Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost.  As of December 31, 2010 and June 30, 2010, management determined that no allowance for inventories was considered necessary.

Advances to vendors

Advances to vendors consist of balances paid for pharmaceuticals that have not been received.  Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the receiving of materials become doubtful. The Company determines that no reserve is necessary at December 31, 2010 or June 30, 2010.

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

Long-lived assets

The Company follows the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment”. ASC 360 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the six months ended December 31, 2010 and 2009.

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

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, upon delivery of goods and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers. We accept returns of goods from customers due to product defects. Historically the returns have been minimal; accordingly, management believes no allowance is necessary.

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

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2010, the carrying amount of cash and cash equivalent, accounts receivables, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities approximate fair value due to their short term nature.

Earnings Per  Share

Basic earnings per share (EPS) is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and six months ended December 31, 2010, stock options were included in the calculation of diluted earnings per share because the average closing bid price of the Company’s stock during the aforementioned reporting periods were higher than the exercise prices of $1.00.

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

Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $3,127 and $4,101 for the three months and $13,093 and $7,910 for the six months ended December 31, 2010 and 2009, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $4,470 and $3,067 for the three months and $8,134 and $45,675 for the six months ended December 31, 2010 and 2009, respectively.

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

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

Note 4. ADVANCES TO VENDORS

The Company periodically makes advances to certain vendors for purchases of pharmaceutical products and records those advances as assets. Advances to vendors as of December 31, 2010 and June 30, 2010 amounted to $917,773 and $465,183, respectively.

Note 5. PROPERTY AND EQUIPMENT

As of December 31, 2010 and June 30, 2010, property and equipment was as follows:

		2010
	Useful Lives	December 31	June 30
Office equipment	5 years	$27,547	$111,717
Automobiles	10 years	118,596	30,071
		146,143	141,788

Less: accumulated depreciation		(38,210)	(29,133)

Property and equipment, net		$107,933	$112,655

Depreciation expense was $4,990 and $4,410 for the three months and $8,152 and $7,662 for the six months ended December 31, 2010 and 2009 respectively.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and June 30, 2010, the Company had payables to related parties as follows:

	2010
	December 31	June 30
Zhu Xiaomei	-	21,366
Total	$-	$21,366

Ms. Xiaomei Zhu is the sister of Mr. Xiaodong Zhu. The balance due to Ms. Zhu was fully paid off as of December 31, 2010.

Note 7. DISTRIBUTION DEPOSIT

Distribution deposit represents the deposit paid to our vendors for multiple -year exclusive distribution contracts. These contracts enable the Company to maintain a long-term relationship with those vendors to purchase products at stabilized costs. At December 31, 2010 and June 30, 2010, the Company had distribution deposits of $-0- and $412,894, respectively. Distribution deposits as of June 30 2010 represent deposits with Hunan Xiangyao Pharmaceutical Company to distribute one of its penicillin antibiotic products known as “Sulbenicillin Injection”, which has become less profitable due to a subsequent price reduction mandated by National Development and Reform Commission as part of the Chinese Health Reform Act. Accordingly, the Company terminated its distribution contract with Hunan Xiangyao Pharmaceutical Company in October 2010. The deposit was fully refunded as of December 31, 2010.

Note 8. TAXES

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

The Company did not generate any taxable income outside of the PRC for the three months and six months ended December 31, 2010 and 2009. The Company’s operational subsidiary “Xintai” was incorporated in Sichuan Providence, China. Management does not expect to repatriate Xintai’s net income back to US in the near future. Xintai is governed by the Income Tax Law of the People’s Republic of China concerning privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the current law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the previous applicable tax rate of 33%.  However, pending the detailed implementation rulings from the tax authorities, some of the tax concessions granted to eligible companies prior to the new CIT laws may be grandfathered.  As of December 31, 2010 and June 30, 2010, the Company had taxes payable as follows:

	2010
	December 31	June 30

VAT payable	$119,855	$98,929
Income tax payable	563,620	154,846
Other taxes and fees	17,614	3,640

Total	$701,089	$257,415

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is incorporated in the United States. It is governed by the Income Tax law of United States. It incurred net operating losses for U.S. income tax purposes for the three months and six months ended December 31, 2010. The net operating loss carry forwards, which resulted from administrative expenses, for United States income tax purposes amounted to $58,470 and $-0- for the three months and $58,754 and $-0- for the six months ended December 31, 2010 and 2009 respectively. These loss carry forwards, which may be available to reduce future periods' taxable income, will expire, if not utilized, beginning in 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance increased by $19,880 and -$0- during the three months ended December 31, 2010 and 2009, and increased by $19,976 and -$0- during the six months ended December 31, 2010 and 2009.

	2010
	December 31	June30
Current Deferred Tax Assets
Allowance for doubtful accounts	$-	$-
Net operating loss carry forwards	22,438	2,462
Less: Valuation Allowance	(22,438)	(2,462)

Net Deferred Tax Assets	$-	$-

(b) Value added tax

The Company is subject to VAT for trading and warehousing pharmaceutical products. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (“output VAT”) less VAT paid on purchases made with the relevant supporting invoices (“input VAT”). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. Such timing difference may result in VAT receivables. As of December 31, 2010 and June 30, 2010, the Company’s unused input VAT totaled $206,343 and $200,893, respectively.

Note 9.  SHAREHOLDERS’ EQUITY

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

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, which states that in calculating the weighted average shares when a reverse acquisition takes place during the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10.  CONCENTRATIONS

Two major vendors provided 88.12% of the Company’s purchases of inventories for the three months ended December 31, 2010, with each vendor individually accounting for 46.57% and 41.55%. The same two vendors provided 90.71% of the Company’s purchases of inventories for the six months ended December 31, 2010, with each vendor individually accounting for 45.93% and 44.79%.

Two major vendors provided 96.12% of the Company’s purchases of inventories for the three months ended December 31, 2009, with each vendor individually accounting for 61.47% and 34.65%. The same two vendors provided 75.47% of the Company’s purchases of inventories for the six months ended December 31, 2009, with each vendor individually accounting for 47.95% and 27.52%.

Sales to one major customer accounted for 13.55% of the Company’s total sales for the three months ended December 31, 2010. None of the sales to any individual customer exceeds 10% of the Company’s total sales for the six months ended December 31, 2010.

Sales to two major customer accounted for 23.81% of the Company’s total sales for the three months ended December 31, 2009, with each major customer accounting for 12.29% and 11.52%. None of the sales to any individual customer exceeds 10% of the Company’s total sales for the six months ended December 31, 2009.

The sales revenue from one of our major products provided 91.72% and 95.3% of the Company’s total revenue for the three months and 92.22% and 95.13% for the six months ended December 31, 2010 and 2009, respectively.

Note 11.  COMMITMENTS

The commitments for the rental of the Company’s office space and warehouse as of December 31, 2010 are as follows:

Twelve Months Ending December 31,	US$

2011	208,092
2012	122,480
Thereafter	-
$330,572

The current Si’chuan office contract expires in April 2011. The current Beijing office rental contract expires in February 2012. The current warehouse rental contract expires in November 2012. All contracts provide for renewal of the applicable rental terms.

Note 12.  CONTINGENCIES

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against the Company at the People’s Court of Yuzhong District, Chongqing City, China.  Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. Although management believes the plaintiff’s allegation is without merit, a judgment order has not been issued. On July 27, 2010, the judge issued a judicial authentication order regarding the signature on the contract that Dongsheng had signed with Yidong. If the signature proves to be fraudulently added by Yidong, the Company will prevail. Since management believes that it is more likely than not that the Company will prevail, no accrual has been provided.

Note 13. STOCK-BASED COMPENSATION

The Company’s board of directors adopted the Dongsheng Pharmaceutical International Co., Ltd. 2010 Equity Incentive Plan (the “2010 Plan”) on September 3, 2010.  The 2010 Plan is administered by the board of directors. The 2010 Plan provides for the grant of qualified and non-qualified stock options.  In no event shall the aggregate number of shares of the Company’s common stock that may be issued pursuant to incentive stock options exceed 900,000 shares.  Further, the maximum number of shares granted hereunder to any one 2010 Plan participant may not exceed 30% of the total shares subject to the 2010 Plan.

On September 3, 2010, the Board of Directors of the Company approved the issuance of stock options to an officer to purchase up to 150,000 shares of the Company’s common stock. These options shall vest as follows: (i) the first 50,000 will be fully vested as of May 15, 2011; (ii) the second 50,000 will be fully vested as of May 15, 2012; (iii) the third 50,000 will be fully vested as of May 15, 2013.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 28, 2010, the Board of Directors of the Company approved the issuance of stock options to an independent director to purchase up to 30,000 shares of the Company’s common stock. These options shall vest as follows: (a) 10,000 on October 1, 2011; (b) 10,000 on October 1, 2012, contingent upon the renewal of the Director Agreement from September 29, 2011 to September 29, 2012; and (c) 10,000 on October 1, 2013, contingent upon the renewal of the Director Agreement from September 29, 2012 to September 29, 2013.

On October 6, 2010, the Board of Directors of the Company approved the issuance of stock options to an independent director to purchase up to 30,000 shares of the Company’s common stock. These options shall vest as follows: (a) 10,000 on October 6, 2011; (b) 10,000 on October 6, 2012, contingent upon the renewal of the Director Agreement from October 6, 2011 to October 6, 2012; and (c) 10,000 on October 6, 2013, contingent upon the renewal of the Director Agreement from October 6, 2012 to October 6, 2013.

On November 16, 2010, the Board of Directors of the Company approved the issuance of stock options to eleven officers to purchase up to total of 570,000 shares of the Company’s common stock. These options shall vest as follows: (a) 184,000 on November 16, 2011; (b) 184,000 on November 16, 2012; and (c) 202,000 on November 16, 2013.

The Company accounts for stock-based compensation associated with the 2010 Plan in accordance with ASC 718-10, “Share-Based Payment.” The Company estimates the fair value of stock options granted using the Black-Scholes model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield. For awards granted, the fair value of the common stock is generally determined based on the average closing bid price during the reporting period. The Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The Company calculated the expected life of options using the simplified method, due to the Company’s limited employee exercises of its options. The assumed dividend yield is based upon the Company’s expectation of not paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant for maturities similar to the expected term.

During the three months and six months ended December 31, 2010, the assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.0%
Expected life of the options	3 years
Expected volatility	35%
Expected dividend yield	0.00%

The total stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of income and comprehensive income for three months ended December 31, 2010 and 2009 was $37,395 and $0 respectively, and $37,679 and $0 for the six months ended December 31, 2010 and 2009 respectively, which are included in general and administrative expenses. As of December 31, 2010, unrecognized compensation expense related to the options issued under the 2010 Plan was $519,000.

The following table summarizes the stock option activities of the Company:

Six Months Ended December 31,2010	Option outstanding	Weighted average exercise price	Life in years

Outstanding, June 30, 2010	-	-	-
Granted	780,000	1.00	3
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2010	780,000	$1.00	$3

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

Company Overview

Dongsheng Pharmaceutical International Co., Ltd. is an established pharmaceutical wholesaler in the People’s Republic of China (PRC or China), which specializes in the wholesale and distribution of high quality, high margin and high demand drugs, mainly to secondary and third tier regional drug wholesalers in China. Our objective is to source the highest quality drug products to the medical community.

Our core operational subsidiary, Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), is a licensed pharmaceutical wholesale company.

On January 11, 2010, the Sichuan Provincial Government approved the acquisition by Dynamic Bhorizon Limited (“DBL”), a company incorporated in the Cayman Islands on April 8, 2009, of 100% of Xintai. On January 21, 2010, the Sichuan Administration for Industry and Commerce issued a new business license to Xintai. With the new license, Xintai has been transformed from a domestic Chinese company to a wholly foreign-owned enterprise.

Dongsheng Pharmaceutical International Co., Ltd. was incorporated in the state of Delaware on March 25, 2008, originally under the name “Indestructible I, Inc.” On March 25, 2010, Dongsheng entered into a share exchange agreement and acquired all of the outstanding capital stock of DBL.  Pursuant to the share exchange agreement, DBL became a wholly-owned subsidiary of Dongsheng.

In connection with the acquisition of DBL, the Company issued a total of 15,830,000 shares of common stock to the shareholders of DBL, their designees or assigns, in exchange for all of the capital stock of DBL. Upon the completion of the share exchange, the stockholders of DBL owned, in the aggregate, 93.12% of the issued and outstanding capital stock of the Company.

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

Business Developments

Diversification of Product Portfolio

During the six months ended December 31, 2010, we took significant steps in our efforts to diversify our product portfolio and revenue sources. Specifically, in November 2010 we entered into a Product Transfer and Cooperation Agreement with Shanghai Wan’Te Pharmaceutical Co., Ltd. (“Wan’Te”) to acquire from Wan’Te all intellectual property rights, along with exclusive sales and manufacturing rights, of micro-emulsion alprostadil injection for an aggregate purchase price of RMB 10 million. We paid the first RMB 2.4 million of the purchase price in cash in December 2010, and will pay the remaining RMB 7.6 million of the purchase price following approval of micro-emulsion alprostadil injection by the State Food and Drug Administration of China (the “SFDA”) in cash and shares of our common stock, subject to certain conditions. Micro-emulsion alprostadil injection is ranked as the No. 2 cardiovascular disease treatment measured by Chinese hospital usage, and it has experienced a growth rate of 17% per year (China Pharmaceutical News, 2010). According to the Development Research Centre of the State Council of China, the direct medical cost of cardiovascular disease in China has reached 130 billion RMB per year since 2007 (DRCnet, 2007). We plan to launch sales of micro-emulsion alprostadil injection in 2011.

In addition, we recently obtained the exclusive sales rights of Thymosin ÿ Injection, an immune modifier that has been proven to be effective in the treatment of chronic hepatitis B, acute severe hepatitis, adjuvant therapy for tumor and immuno compromised diseases, in 19 provinces in China from Shanghai Biochemistry Pharmaceutical Co. I. The SFDA approved the manufacturing permit of Thymosin ÿ Injection for Shanghai Biochemistry in June 2010. Immediately after such approval, Shanghai Biochemistry submitted the manufactured samples to the SFDA for quality check, which is a necessary step to receive final approval for mass manufacturing. We expect that the samples will pass the quality check during the first half of 2011, at which time Thymosin ÿ Injection should be granted final approval for mass manufacturing. As per the terms of our agreement with Shanghai Biochemistry, we will pay to Shanghai Biochemistry 50% of the estimated monthly product sales in advance at the price specified in our agreement with Shanghai Biochemistry, and the remainder following sales to our customers.We did not pay any up-front fee to acquire these exclusive sales rights.

Restructuring of Sales Team

Beginning in July 2010, we commenced an ongoing effort to reorganize our sales and marketing team from a product basis to a geographic basis. We believe that this effort will have a long term benefit to us in the form of increased product revenues once it is fully implemented. However, during the quarters ended December 31, 2010 and September 30, 2010, this reorganization effort disrupted our sales efforts. As a result, our revenues for the three month periods ended December 31, 2010 and September 30, 2010 decreased by approximately 13% and 16%, respectively, as compared to the same periods of 2009. We believe that our sales team reorganization efforts will be substantially complete by March 2011.

Results of Operations for the Three Months Ended December 31, 2010 and December 31, 2009

Revenues:

Revenues for the three months ended December 31, 2010 decreased by approximately $0.63 million, or 13%, to $4.13 million as compared to $4.77 million for the same period of the prior year. We believe that this decrease was due to a decrease in sales of our ganglioside product resulting from our ongoing efforts to reorganize our sales and marketing teams, as discussed above, and uncertainty about whether ganglioside will be included in the insurance coverage list for certain of the provinces in which it is sold. We expect that our reorganization efforts will be substantially complete by March 2011. In addition, we have been advised by the relevant provincial authorities that ganglioside will be included in the insurance coverage list for 2011-2012 for seven of the eleven provinces in which we sell ganglioside. We expect that the remaining four provinces will finalize their insurance coverage lists in the next several months.

Cost of Revenues:

Our cost of revenues for the three months ended December 31, 2010 decreased by approximately $0.29 million, or 8%, to approximately $3.22 million as compared to approximately $3.51 million for the same period of the prior year. The decrease in cost of revenues is primarily due to the decrease in sales discussed above.

Gross Profit:

We achieved gross profits of approximately $0.92 million for the three months ended December 31, 2010, compared to approximately $1.26 million for the same period of the prior year, representing a 27% decrease. Our overall gross profit margin as a percentage of revenue decreased from approximately 26% for the three months ended December 31, 2009 to approximately 22% for the three months ended December 31, 2010, as a result of the price reduction trend mandated by the National Development and Reform Commission (NDRC) as part of the Chinese Health Reform Act. Despite the decrease in our gross margin, we anticipate that this price reduction trend will have a positive impact on our long-term operating results due to the fact that, as a result of the lower prices, more people will be able to afford, and will purchase, the products that we distribute.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.26 million, to approximately $0.58 million, for the three months ended December 31, 2010 from approximately $0.32 million for the same period of the prior year. This is primarily due to an increase of approximately $0.33 million in general and administrative expenses attributable to the expansion of our business that led to higher headcounts and additional costs and expenses associated with being a public company, which management expects to stabilize in mid-2011, offset by a decrease of approximately $0.07 million of selling and distribution expenses.

Other Income (expense):

Other income (expense) consisted of non-operating expense of $2,436 for the three months ended December 31, 2010, compared to $399,162 of non-operating income for the three months ended December 31, 2009. The change was primarily due to a one-time recovery of receivables during the three months ended December 31, 2009 originally considered doubtful of collection.

Income Tax Provision:

Our provision for income tax for the three months ended December 31, 2010 and 2009 was approximately $0.1 million and $0.34 million, respectively, a decrease of approximately $0.24 million or 70% from the same period of the prior year.  The decrease in the income tax provision was a result of our decrease in operating income.

Net Income:

Net income for the three months ended December 31, 2010 decreased by approximately $0.76 million to approximately $0.24 million as compared to approximately $1.0 million for the same period of the prior year, representing a 76% decrease over the same period of the prior year. This decrease was primarily due to our decrease in revenues and increase in operating expenses, as discussed in detail above.

Results of Operations for the Six Months Ended December 31, 2010 and December 31, 2009

Revenues:

Revenues for the six months ended December 31, 2010 decreased by approximately $1.58 million, or 16%, to approximately $8.07 million as compared to approximately $9.65 million for the same period of the prior year. We believe that this decrease was due to a decrease in sales of our ganglioside product resulting from our ongoing efforts to reorganize our sales and marketing teams, as discussed above, and uncertainty about whether ganglioside will be included in the insurance coverage list for certain of the provinces in which it is sold. We expect that our reorganization efforts will be substantially complete by March 2011. In addition, we have been advised by the relevant provincial authorities that ganglioside will be included in the insurance coverage list for 2011-2012 for seven of the eleven provinces in which we sell ganglioside. We expect that the remaining four provinces will finalize their insurance coverage lists in the next several months.

Cost of Revenues:

Our cost of revenues for the six months ended December 31, 2010 decreased by approximately $1 million, or 14%, to approximately $6.04 million as compared to approximately $7.04 million for the same period of the prior year. The decrease in cost of revenues is primarily due to the decrease in sales discussed above.

Gross Profit:

We achieved gross profits of approximately $2.03 million for the six months ended December 31, 2010, compared to approximately $2.62 million for the same period of the prior year, representing a 23% decrease. Our overall gross profit margin as a percentage of revenue decreased from approximately 27% for the six months ended December 31, 2009 to approximately 25% for the six months ended December 31, 2010, as a result of the price reduction trend mandated by the NDRC as part of the Chinese Health Reform Act. Despite the decrease in our gross margin, we anticipate that this price reduction trend will have a positive impact on our long-term operating results due to the fact that, as a result of the lower prices, more people will be able to afford, and will purchase, the products that we distribute.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.55 million, to approximately $1.1 million, for the six months ended December 31, 2010 from approximately $0.55 million for the same period of the prior year. This is primarily due to an increase of approximately $0.6 million in general and administrative expenses attributable to the expansion of our business that led to higher headcounts and additional costs and expenses associated with being a public company, which management expects to stabilize in mid-2011, offset by a decrease of approximately $0.04 million of selling and distribution expenses.

Income Tax Provision:

Our provision for income tax for the six months ended December 31, 2010 and 2009 was approximately $0.25 million and $0.6 million, respectively, a decrease of approximately $0.35 million or 59% from the same period of the prior year.  The decrease in the income tax provision was a result of our decrease in operating income.

Net Income:

Net income for the six months ended December 31, 2010 decreased by approximately $1.1 million to approximately $0.68 million as compared to approximately $1.78 million for the same period of the prior year, representing a 62% decrease over the same period of the prior year. This decrease was primarily due to our decrease in revenues and increase in operating expenses, as discussed in detail above.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $2.47 million in cash, a decrease of $1.93 million, or 44%, from $4.4 million at June 30, 2010. Our cash expenditures during the period were made in connection with significant purchases of inventory and advances to vendors, along with an installment payment to acquire rights to micro-emulsion alprostadil injection from Shanghai Wan’Te Pharmaceutical Co., Ltd., as further described under “Liquidity and Capital Resources – Operations” below. We believe that these inventory purchases and vendor advances have helped stabilize, and will continue to help stabilize, our product costs, which in turn will improve our operating results.

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended December 31,
	2010	2009
Cash provided by (used in):
Operating Activities	$(1,992,072)	$(635,740)
Investing Activities	$(499)	$(168,220)
Financing Activities	$(20,637)	$287,462

Over the next twelve months, we intend to pursue our primary objectives of increasing market share in China and diversifying our product lines. We are also evaluating acquisition and consolidation opportunities in China’s fragmented pharmaceutical industry. We believe that projected cash flows from operations and cash on hand will provide the necessary capital to fund our business operations for the next twelve months. However, in addition to such funds, we may need additional sources of capital to expand our operations. Any such financing could come in the form of debt or the issuance of our common stock or common stock equivalents in a private placement or public offering. If such financing involves the issuance of common stock or securities exercisable for or convertible into common stock, such financing may dilute or otherwise impair the ownership interests of our current stockholders. There are no assurances that any financing will be available on terms acceptable to us, if at all.  If we require additional financing in the future and are unable to obtain such financing, we may not be able to fully implement our business plan.

Operating Activities

Cash used in operating activities totaled $1,992,072 for the six months ended December 31, 2010, as compared to $635,740 for the same period of the prior year. The increase of $1,356,331 in our cash used in operations was primarily due to purchases of approximately $2.6 million of inventory and advances made to vendors in the amount of approximately $0.43 million, along with an installment payment to Shanghai Wan’Te Pharmaceutical Co., Ltd. in the amount of approximately $0.36 million to acquire a new product (micro-emulsion alprostadil injection). We made these advances and purchased this inventory in an effort to lock in current favorable pricing for these products, which we believe will have a favorable impact on our operating results in the future.

Investing Activities

Cash used in investing activities was $499 for the six months ended December 31, 2010, as compared to $168,220 for the same period of the prior year.  This change was due to our investment of $499 in property and equipment during the six-month period ended December 31, 2010, as compared to an investment of $33,796 in property and equipment and loans to outside parties in the amount of $134,424 during the six-month period ended December 31, 2009.

Financing Activities

Cash used in financing activities was $20,637 for the six months ended December 31, 2010, as compared to $287,462 provided by financing activities for the same period of the prior year.  During the six months ended December 31, 2010 we repaid a loan from a related party in the amount of $20,637, while during the same period of the prior year we obtained a loan from our shareholder in the amount of $366,564 and repaid a loan from a related party in the amount of $79,102.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

We believe the following are our most critical accounting policies that include significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We consider an accounting policy to be critical if the changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Principles of consolidation and uses of estimates

Our condensed consolidated financial statements include the accounts of our subsidiaries. Certain reported amounts are based on management’s best estimates and judgments. Estimates are used in determining such items as depreciable lives of property and equipment, recoverability of accounts receivable and inventories, realization of advances to vendors and distribution deposits, share-based compensation assumptions, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

As of December 31, 2010, the carrying amount of cash and cash equivalent, accounts receivables, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities approximate fair value due to their short term nature.

Revenue recognition

We primarily sell our products directly to secondary and third tier regional drug wholesalers in China. Historically we receive advance payments from customers prior to or upon delivery of goods. We recognize revenue at the time of delivery and when title and risk of loss passes to the customer. We accept returns of goods from customers due to product defects. Historically returns have been minimal; hence, management believes that no allowance is needed.

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

Income taxes

Our company was incorporated in the United States and is governed by the income tax laws of the United States. We account for income taxes using an asset and liability approach upon the likelihood of realization of tax benefits in future years. Our operating subsidiary conducts all of its business in the PRC and therefore it is subject to the income tax law of PRC governing private-run enterprises. Historically we do not generate any taxable income outside of the PRC and management does not expect to repatriate any  income generated in the PRC to the United States. Our U.S. holding company periodically incurs administrative expenses which results in loss carry forwards. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance for the temporary difference related to the loss carry-forwards in our U.S. holding company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This is particularly true for smaller, newly-public companies that have less experience designing and implementing policies that are intended to enhance compliance with the reporting obligations of the Exchange Act. We completed a reverse acquisition transaction on March 25, 2010.  Management is currently in the process of finalizing its procedures for internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against us at the People’s Court of Yuzhong District, Chongqing City, China. Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. Although management believes the plaintiff’s allegation is without merit, a judgment order has not been issued. On July 27, 2010, the judge issued a judicial authentication order regarding the signature on the contract that we had signed with Yidong. If the signature proves to be fraudulently added by Yidong, we will prevail. Since we believe that it is more likely than not that we will prevail, no accrual has been provided. As of December 31, 2010, the judge has not announced any results on judicial authentication or other judgment order related to this case.

Item 6. Exhibits.

Exhibit No.	Description

10.1	English translation of Product Transfer and Cooperation Agreement, dated November 25, 2010, between Dongsheng Pharmaceutical International Co., Ltd. and Shanghai Wan’Te Pharmaceutical Co., Ltd.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

_______________

* filed herewith.
** furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongsheng Pharmaceutical International Co., Ltd.

Date: February 22, 2011	By:	/s/ Xiaodong Zhu
Xiaodong Zhu
President, Chief Executive Officer and Chairman

Date: February 22, 2011	By:	/s/ Jianping Chen
Jianping Chen
Chief Financial Officer and Principal Accounting Officer