Form 10-Q
period 2011-03-31
Dongsheng Pharmaceutical International Co., Ltd.
filed 2011-05-20
CIK 1444855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 20, 2011, there were 17,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	March 31, 2011	June 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$159,387	$4,395,515
Accounts receivable	20,049	72,021
Other receivables	751,766	191,961
Loans to related parties	3,160,981	-
Inventories	3,571,437	152,500
Advances to vendors	1,652,785	465,183
VAT tax receivable	251,099	200,893

Total current assets	9,567,504	5,478,073

Property, plant and equipment, net	104,881	112,655

Distribution deposit	-	412,894

Other assets	30,899	-

Total Assets	$9,703,284	$6,003,622

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$237,131	$200,076
Advances from customers	3,061,356	691,411
Other payables and accrued liabilities	693,873	419,235
Taxes payable	539,875	257,415
Due to related parties	-	21,366

Total current liabilities	4,532,235	1,589,503

Total Liabilities	4,532,235	1,589,503

Commitments and Contingencies
Shareholders' equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
17,000,000 shares issued and outstanding	1,700	1,700
Additional paid-in capital	280,535	249,273
Retained earnings	5,135,968	4,578,936
Accumulated other comprehensive loss	(247,154)	(415,790)

Total shareholders' equity	5,171,049	4,414,119

Total Liabilities and Shareholders' Equity	$9,703,284	$6,003,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN US DOLLARS)

	For The Nine Months Ended March 31,		For The Three Months Ended March 31,
	2011	2010	2011	2010

Revenues	$9,768,432	$12,024,838	$1,698,633	$2,371,294

Cost of revenues	7,361,813	8,547,708	1,317,617	1,511,399

Gross profit	2,406,619	3,477,130	381,016	859,895

Operating expenses
Selling and distribution expenses	552,704	408,297	215,592	26,953
General and administrative expenses	1,102,570	279,805	341,909	115,643
Total operating expenses	1,655,274	688,102	557,501	142,596

Operating income	751,345	2,789,028	(176,485)	717,299

Other income (expense)
Interest income (expense)	22,095	(5,610)	12,875	(75)
Recovery of doubtful accounts	-	1,341,956	-	1,030,526
Other income (expense)	(6,719)	55,317	4,933	57,781
Total other income	15,376	1,391,663	17,808	1,088,232

Income (loss) before income tax	766,721	4,180,691	(158,677)	1,805,531

Provision (benefit) for income tax	209,689	1,049,349	(36,504)	451,382

Net income (loss)	557,032	3,131,342	(122,173)	1,354,149

Other comprehensive income
Foreign currency translation adjustment	168,636	1,478	36,573	742

Comprehensive income (loss)	$725,668	$3,132,820	$(85,600)	$1,354,891

Basic and diluted earnings (loss) per common share
Basic	$0.03	$0.20	$(0.01)	$0.09
Diluted	$0.03	$0.20	$(0.01)	$0.09

Weighted average common shares outstanding
Basic	17,000,000	15,855,620	17,000,000	15,908,000
Diluted	17,071,552	15,855,620	17,119,509	15,908,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For The Nine Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$557,032	$3,131,342
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,072	10,436
Deferred tax benefit	-	335,489
Recovery of doubtful accounts	-	(1,341,956)
Stock options issued for services provided	31,262	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivables	53,557	660,738
Other receivables	(543,086)	(541,832)
Inventories	(3,352,429)	(678,751)
Advances to vendors	(1,150,109)	670,626
Distribution deposit	377,627	426,819
Other assets	(30,345)	-

Increase (decrease) in -
Accounts payable	29,407	(4,885,204)
Advances from customers	2,303,394	836,301
Other payables and accrued liabilities	255,769	363,348
Taxes payable	268,417	68,295

Net cash used in operating activities	(1,187,432)	(944,349)

Cash flows from investing activities
Loans to related parties	(3,104,413)	(94,828)
Proceeds from third party loan repayment	-	673,834
Purchase of property and equipment	(503)	(33,799)

Net cash (used in) provided by investing activities	(3,104,916)	545,207

Cash flows from financing activities
Repayments of loans from third parties	-	(86,226)
Repayments of loans from related parties	(21,731)	(38,833)

Net cash used in financing activities	(21,731)	(125,059)

Effect of exchange rate changes on cash and cash equivalents	77,951	229

Net decrease in cash and cash equivalents	(4,236,128)	(523,972)

Cash and cash equivalents, beginning of period	4,395,515	620,596

Cash and cash equivalents, end of period	$159,387	$96,624

Supplemental disclosures of cash flow information:
Interest paid	$-	$4,599
Income taxes paid	$14,763	$665,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dongsheng Pharmaceutical International Co., Ltd. (the “Company”), formerly known as Indestructible I, Inc., reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in Form 10-K as filed with the Securities and Exchange Commission on September 22, 2010.

The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2.  ORGANIZATION

Dongsheng Pharmaceutical International Co., Ltd. (the “Company”) was incorporated in the state of Delaware on March 25, 2008, originally under the name “Indestructible I, Inc.” On March 25, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dynamic Bhorizon Limited (“DBL”), a company incorporated in the Cayman Islands on April 8, 2010.

In connection with the acquisition of DBL, the Company issued a total of 15,830,000 shares of common stock to the DBL Shareholders, their designees or assigns in exchange for all of the capital stock of DBL (the “Share Exchange”). Upon the completion of the Share Exchange, the stockholders of DBL own, in the aggregate, 93.12% of the issued and outstanding capital stock of the Company.

The business combination was accounted for as a reverse acquisition under the purchase method of accounting since there was a change of control. Accordingly, DBL and its subsidiary, Sichuan Xintai Pharmaceutical Co., Ltd (“Xintai”), will be treated as the continuing entity for accounting purposes.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, allowance for doubtful accounts for accounts receivables, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Income tax returns for the years since inception in 2008 are subject to examination by U.S. tax authorities.

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

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of March 31, 2011, the carrying amount of cash and cash equivalent, accounts receivables, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities  approximate fair value due to their short term nature.

Earnings Per Share

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and nine months ended March 31, 2011, stock options were included in the calculation of diluted earnings per share because the average closing bid price of the Company’s stock during the aforementioned reporting periods were higher than the exercise price of $1.00.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company is Renminbi (“RMB”), the currency of the People's Republic of China (PRC or China). Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than RMB are included in statements of operations as exchange gains. The condensed financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

	March 31, 2011	June 30, 2010	March 31, 2010
Period End RMB: US$ exchange rate	6.5486	6.7814	6.8259
Average period RMB: US$ exchange rate	6.6679	6.8275	6.8286

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Reclassifications

Certain reclassifications have been made to prior year's condensed consolidated financial statements to conform to current years presentation. These reclassifications have no effect to the prior year’s condensed consolidated statements of operations and shareholder’s equity.

Note 4. TAXES

(a) Corporation income tax (“CIT”)

Under the Income Tax Laws of the PRC, Chinese companies are generally subject to an income tax at an effective rate on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates, loss carry-forward and other measures.

The Company did not generate any taxable income outside of the PRC for the three months and nine months ended March 31, 2011 and 2010. The Company’s operational subsidiary “Xintai” was incorporated in Sichuan Province, China. Management does not expect to repatriate Xintai’s net income back to the US in the near future, therefore Xintai is governed by the Income Tax Law of the PRC concerning  private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Under the current law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%.The Company had taxes payable as follows:

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2011	June 30, 2010

VAT payable	$-	$98,929
Income tax payable	524,875	154,846
Other taxes and fees	15,000	3,640

Total	$539,875	$257,415

The Company is incorporated in the United States. It is governed by the Income Tax law of United States. It incurred net operating losses for U.S. income tax purposes for the three months and nine months ended March 31, 2011. The net operating loss carry forwards, which resulted from administrative expenses, for United States income tax purposes amounted to $12,503 and $-0 and $71,257 and $-0-, for the three and nine month periods ended March 31, 2011 and 2010, respectively. These losses carry forwards, which may be available to reduce future periods' taxable income, will expire, if not utilized, beginning in 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance increased by $4,251 and -$0- during the three months ended March 31, 2011 and 2010, and increased by $24,227 and -$0- during the nine months ended March 31, 2011 and 2010.

	March 31, 2011	June 30, 2010
Current Deferred Tax Assets
Net operating loss carry forwards	$26,689	$2,462
Less: Valuation Allowance	(26,689)	(2,462)

Net Deferred Tax Assets	$-	$-

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

Note 5.  CONCENTRATION

Sales to two major customers accounted for approximately 25.3% and 11.9%, respectively of the Company’s total sales for the three months ended March 31, 2011. Sales to one major customer accounted for approximately 11.9% of the Company’s total sales for the nine months ended March 31, 2011.

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.  CONTINGENCIES

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against the Company at the People’s Court of Yuzhong District, Chongqing City, China. Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. In April 2011, the court rendered a verdict pursuant to which the Company would be required to pay an amount equal to approximately $16,000, along with a cash reimbursement for legal expenses of approximately $1,300, to Yidong. Both parties had filed an appeal with respect to this decision. Since we believe that it is more likely than not that we will prevail on the appeal, no accrual has been provided. Neither party has any obligations under the alleged contract with Yidong.

Note 7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation associated with the 2010 Equity Incentive Plan in accordance with ASC 718-10, “Compensation – Stock Compensation”. The Company estimates the fair value of stock options granted using the Black-Scholes model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield. For awards granted, the fair value of the common stock is generally determined based on the average closing bid price during the reporting period. The Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The Company calculated the expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the FASB Codification, due to the Company’s limited employee exercises of its options. The assumed dividend yield is based upon the Company’s expectation of not paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term.

During the three months and nine months ended March 31, 2011, the assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.0%
Expected life of the options	3 years
Expected volatility	35%
Expected dividend yield	0.00%

The total stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2011 and 2010 was $6,133 and $0 respectively, and $31,262 and &-0- for the nine months ended March 31, 2011 and 2010 respectively, which are included in general and administrative expenses. As of March 31, 2011, there was $168,503 of unrecognized compensation expense related to the options issued under the 2010 Plan.

The following table summarizes the stock option activities of the Company for the nine months ended March 31, 2011:

	Option outstanding	Weighted average exercise price	Life in years

Outstanding, June 30, 2010	-	-	-
Granted	780,000	1.00	3
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2011	780,000	$1.00	3

DONGSHENG PHARMACEUTICAL INTERNATIONAL CO., LTD.
(FORMERLY INDESTRUCTIBLE I, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. RELATED PARTY TRANSACTIONS

On February 28, 2011, the Company made a loan in the amount of $870,415 to a related party in connection with the research and development of certain pharmaceutical products for the Company. This entity is owned by the Company’s Chief Executive Officer.  The term of the loan was for three months with no interest.  In exchange, the borrower granted to the Company the preemptive right to acquire such pharmaceutical products following the approval of such products by the State Food and Drug Administration, which right shall survive the repayment of the loan. This amount has been repaid in full as of the date of this filing.

On February 25, 2011, the Company also advanced funds to another entity owned by  a relative of the Company’s CEO in the amount of $2,290,566. The term of the loan was for three months, and bears interest rate of 7.00 % per annum. This amount has been repaid in full with interest as of the date of this filing.

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

Company Overview

Dongsheng Pharmaceutical International Co., Ltd. was incorporated in the state of Delaware on March 25, 2008, originally under the name “Indestructible I, Inc.” We are an established pharmaceutical wholesaler in the People’s Republic of China (PRC or China), which specializes in the wholesale and distribution of high quality, high margin and high demand drugs, mainly to secondary and third tier regional drug wholesalers in China. Our objective is to source the highest quality drug products to the medical community.

Our core operational subsidiary, Sichuan Xintai Pharmaceutical Co., Ltd. (“Xintai”), is a licensed pharmaceutical wholesaler.

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

Business Developments

Diversification of Product Portfolio

During the nine months ended March 31, 2011, we took significant steps in our efforts to diversify our product portfolio and revenue sources. Specifically, in November 2010 we entered into a Product Transfer and Cooperation Agreement with Shanghai Wan’Te Pharmaceutical Co., Ltd. (“Wan’Te”) to acquire from Wan’Te all intellectual property rights, along with exclusive sales and manufacturing rights, of micro-emulsion alprostadil injection for an aggregate purchase price of RMB 10 million. We paid the first RMB 2.4 million of the purchase price in cash in December 2010, and will pay the remaining RMB 7.6 million of the purchase price following the approval of micro-emulsion alprostadil injection by the State Food and Drug Administration of China (the “SFDA”) in cash and shares of our common stock, subject to certain conditions. Micro-emulsion alprostadil injection is ranked as the No. 2 cardiovascular disease treatment measured by Chinese hospital usage, and it has experienced a growth rate of 17% per year (China Pharmaceutical News, 2010). According to the Development Research Centre of the State Council of China, the direct medical cost of cardiovascular disease in China has reached 130 billion RMB per year since 2007 (DRCnet, 2007). We plan to launch sales of micro-emulsion alprostadil injection in late 2011. Substantially all of our sales revenues are currently generated from sales of our top product - ganglioside - which accounted for approximately 95% and 97%, respectively, of our sales revenues during the three and nine months ended March 31, 2011.

In addition, during this period we obtained the exclusive sales rights in 19 provinces in China of Thymosin ÿ Injection, an immune modifier that has been proven to be effective in the treatment of chronic hepatitis B, acute severe hepatitis, adjuvant therapy for tumor and immuno compromised diseases, from Shanghai Biochemistry Pharmaceutical Co. I. The SFDA approved the manufacturing permit of Thymosin ÿ Injection for Shanghai Biochemistry in June 2010. Immediately after such approval, Shanghai Biochemistry submitted the manufactured samples to the SFDA for quality check, which is a necessary step to receive final approval for mass manufacturing. We expect that the quality check will be completed during the first half of 2011. Upon approval by the SFDA, Thymosin ÿ Injection will be ready for mass manufacturing. Pursuant to the terms of our agreement with Shanghai Biochemistry, we will pay to Shanghai Biochemistry 50% of the estimated monthly product sales in advance at the price specified in our agreement with Shanghai Biochemistry, and will pay the remainder after sales to our customers are complete. We did not pay any up-front fee to acquire these exclusive sales rights.

Restructuring of Sales Team

Beginning in July 2010, we commenced an ongoing effort to reorganize our sales and marketing team from a product basis to a geographic basis. We believe that this effort will have a long term benefit to us in the form of increased product revenues once it is fully implemented. The reorganization initiative has disrupted our sales efforts and impacted our operating results since September 2010. As a result of such disruptions, our revenues for the three month periods ended March 31, 2011, December 31, 2010 and September 30, 2010 decreased by approximately 28%, 13% and 16%, respectively, as compared to the same periods of the prior fiscal year. Our results with respect to the period ended March 31, 2011 were further impacted by the price reduction trend mandated by the National Development and Reform Commission (NDRC) as part of the Chinese Health Reform Act, as discussed below. We substantially completed our sales team reorganization efforts in March 2011. With these efforts now substantially complete, we anticipate that our revenues will increase from the levels we have experienced over the past three quarterly periods.

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

Revenues:

Revenues for the three months ended March 31, 2011 decreased by approximately $0.67 million, or 28%, to $1.70 million as compared to $2.37 million for the same period of the prior year. This decrease was due to a decrease in sales of our ganglioside product resulting from our efforts to reorganize our sales and marketing teams, as discussed above, the effects of the price reduction trend mandated by the NDRC as part of the Chinese Health Reform Act, and uncertainty about whether ganglioside will be included in the insurance coverage list for certain of the provinces in which it is sold. We substantially completed our reorganization efforts in March 2011. In addition, we have been advised by the relevant provincial authorities that ganglioside will be included in the insurance coverage list for 2011-2012 for ten of the eleven provinces in which we sell ganglioside. We anticipate that the completion of our sales team reorganization efforts and the removal of the uncertainty regarding insurance coverage of ganglioside in the provinces in which it is sold will have a positive impact on our sales for the remainder of this year.

Cost of Revenues:

Our cost of revenues for the three months ended March 31, 2011 decreased by approximately $0.19 million, or 13%, to approximately $1.32 million as compared to approximately $1.51 million for the same period of the prior year. The decrease in cost of revenues is primarily due to the decrease in sales discussed above.

Gross Profit:

We achieved gross profits of approximately $0.38 million for the three months ended March 31, 2011, compared to approximately $0.86 million for the same period of the prior year, representing a 56% decrease. Our overall gross profit margin as a percentage of revenue decreased from approximately 36% for the three months ended March 31, 2010 to approximately 22% for the three months ended March 31, 2011. We believe that the decrease in our profit margin was largely the result of the price reduction trend mandated by the NDRC as part of the Chinese Health Reform Act, which limited the prices we could charge for our products. Despite the decrease during the three months ended March 31, 2011 in our gross profits, and the potential long-term impact of the price reduction trend mandated by the NDRC on our profit margins, we anticipate that the decreased sales prices resulting from this price reduction trend will have a positive impact on our long-term operating results due to the fact that, as a result of the lower prices, more people will be able to afford, and will purchase, the products that we distribute. Also, as noted above, we are continuing our efforts to diversify our product portfolio, which would thereby decrease our product concentration risk. We anticipate that the potential expansion of our product portfolio in the future will help our gross margins improve from the levels experienced during the quarter ended March 31, 2011.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.42 million, to approximately $0.56 million, for the three months ended March 31, 2011 from approximately $0.14 million for the same period of the prior year. This is primarily due to an increase of approximately $0.23 million in general and administrative expenses attributable mainly to higher headcounts and additional costs and expenses associated with being a public company beginning in March 2010, along with an increase of approximately $0.19 million of selling and distribution expenses, which were largely related to the restructuring of our sales team. Management expects that the costs and expenses associated with being a public company will continue to increase until mid-2011, at which point they should reach a stable rate going forward.

Income Tax Provision (benefit):

Our provision (benefit) for income tax for the three months ended March 31, 2011 and 2010 was approximately $(36,504) and $451,382, respectively, a change of approximately $487,886 or 108% from the same period of the prior year. The decrease in income taxes was a result of our decrease in operating income.

Net Income (loss):

Net income (loss) for the three months ended March 31, 2011 decreased by approximately $1.47 million to approximately $(0.12) million as compared to approximately $1.35 million for the same period of the prior year, representing a 109% decrease over the same period of the prior year. This change was primarily due to our decrease in revenues and increase in operating expenses, as discussed in detail above.

Results of Operations for the Nine Months Ended March 31, 2011 and March 31, 2010

Revenues:

Revenues for the nine months ended March 31, 2011 decreased by approximately $2.25 million, or 19%, to approximately $9.77 million as compared to approximately $12.02 million for the same period of the prior year. This decrease was due to a decrease in sales of our ganglioside product resulting from our ongoing efforts to reorganize our sales and marketing teams, as discussed above, uncertainty about whether ganglioside will be included in the insurance coverage list for certain of the provinces in which it is sold, and, more recently, the effects of the price reduction trend mandated by the NDRC as part of the Chinese Health Reform Act. We substantially completed our reorganization efforts in March 2011. In addition, we have been advised by the relevant provincial authorities that ganglioside will be included in the insurance coverage list for 2011-2012 for ten of the eleven provinces in which we sell ganglioside. We anticipate that the completion of our sales team reorganization efforts and the removal of the uncertainty regarding insurance coverage of ganglioside in the provinces in which it is sold will have a positive impact on our sales for the remainder of this year.

Cost of Revenues:

Our cost of revenues for the nine months ended March 31, 2011 decreased by approximately $1.19 million, or 14%, to approximately $7.36 million as compared to approximately $8.55 million for the same period of the prior year. The decrease in cost of revenues is primarily due to the decrease in sales discussed above.

Gross Profit:

We achieved gross profits of approximately $2.41 million for the nine months ended March 31, 2011, compared to approximately $3.48 million for the same period of the prior year, representing a 31% decrease. Our overall gross profit margin as a percentage of revenue decreased from approximately 29% for the nine months ended March 31, 2010 to approximately 25% for the nine months ended March 31, 2011.  We believe that the decrease in our profit margin was largely the result of the price reduction trend mandated by the NDRC as part of the Chinese Health Reform Act, which limited the prices we could charge for our products. Despite the decrease during the nine months ended March 31, 2011 in our gross profits, and the potential long-term impact of the price reduction trend mandated by the NDRC on our profit margins, we anticipate that the decreased sales prices resulting from this price reduction trend will have a positive impact on our long-term operating results due to the fact that, as a result of the lower prices, more people will be able to afford, and will purchase, the products that we distribute.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.97 million, to approximately $1.66 million, for the nine months ended March 31, 2011 from approximately $0.69 million for the same period of the prior year. This is primarily due to an increase of approximately $0.83 million in general and administrative expenses attributable mainly to higher headcounts and additional costs and expenses associated with being a public company beginning in March 2010, along with an increase of approximately $0.14 million of selling and distribution expenses, which were largely related to the restructuring of our sales team.  In addition, approximately $31,000 of our general and administrative expenses during the nine month period ended March 31, 2011 represents expenses related to the grant of stock options during this period. Management expects that the costs and expenses associated with being a public company will continue to increase until mid-2011, at which point they should reach a stable rate going forward.

Income Tax Provision:

Our provision for income tax for the nine months ended March 31, 2011 and 2010 was approximately $0.21 million and $1.05 million, respectively, a decrease of approximately $0.84 million or 80% from the same period of the prior year.  The decrease in the income tax provision was a result of our decrease in operating income.

Net Income:

Net income for the nine months ended March 31, 2011 decreased by approximately $2.57 million to approximately $0.56 million as compared to approximately $3.13 million for the same period of the prior year, representing an 82% decrease over the same period of the prior year. This decrease was primarily due to our decrease in revenues and increase in operating expenses, and a recovery of doubtful account or accounts receivable, as discussed in detail above.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $0.16 million in cash, a decrease of $4.24 million, or 96%, from $4.4 million at June 30, 2010. Our cash expenditures related to our operations during the period were made in connection with significant purchases of inventory and advances to vendors, along with an installment payment to acquire rights to micro-emulsion alprostadil injection from Shanghai Wan’Te Pharmaceutical Co., Ltd., as further described under “Liquidity and Capital Resources – Operations” below. We believe that the inventory purchases and vendor advances that we have made during the nine month period ended March 31, 2011 have helped stabilize, and will continue to help stabilize, our product costs, which in turn will improve our operating results.

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating Activities	$(1,187,432)	$(944,349)
Investing Activities	$(3,104,916)	$545,207
Financing Activities	$(21,731)	$(125,059)

Over the next twelve months, we intend to pursue our primary objectives of increasing market share in China and diversifying our product lines. We are also evaluating acquisition and consolidation opportunities in China’s fragmented pharmaceutical industry. We believe that projected cash flows from operations and cash on hand as of the filing of this report, including cash received upon the payment of certain outstanding loans, will partially provide the necessary capital to fund our business operations for the next twelve months. In addition to such funds, we will need additional sources of capital to expand our operations. We anticipate that any such financing would come in the form of debt or the issuance of our common stock or common stock equivalents in a private placement or public offering. If such financing involves the issuance of common stock or securities exercisable for or convertible into common stock, such financing may dilute or otherwise impair the ownership interests of our current stockholders. There are no assurances that any financing will be available on terms acceptable to us, if at all.  If we require additional financing in the future and are unable to obtain such financing, we may not be able to fully implement our business plan.

Operating Activities

Cash used in operating activities totaled $1,187,432 for the nine months ended March 31, 2011, as compared to $944,349 for the same period of the prior year. The increase of $243,083 in the amount of cash used in operations was primarily due to purchases of approximately $3.35 million of inventory and advances made to vendors in the amount of approximately $1.15 million, along with an installment payment to Shanghai Wan’Te Pharmaceutical Co., Ltd. in the amount of approximately $0.36 million to acquire a new product (micro-emulsion alprostadil injection). We made these advances and purchased this inventory in an effort to lock in current favorable pricing to purchase these products, which we believe will have a favorable impact on our operating results in the future.

Investing Activities

Cash used in investing activities was $3,104,916 for the nine months ended March 31, 2011, as compared to cash provided by investing activities of $545,207 for the same period of the prior year.  This change was due to a loan to an entity owned by a relative of an executive officer of our Company in the amount of $2,249,575 and a loan to an entity owned by an executive officer of our Company in the amount of $854,838 during the nine-month period ended March 31, 2011, as compared to a loan to a related party in the amount of $94,828 and an investment of $33,799 in property and equipment, offset by the repayment of loans made to third parties in the amount of $673,834, during the nine-month period ended March 31, 2010.  The loans in the aggregate amount of $3,104,413 that we made during the period ended March 31, 2011 were repaid in full with interest as of the filing of this report.

Financing Activities

Cash used in financing activities was $21,731 for the nine months ended March 31, 2011, as compared to $125,059 for the same period of the prior year.  During the nine months ended March 31, 2011 we repaid a loan from a related party in the amount of $21,731, while during the same period of the prior year we repaid a loan from a third party in the amount of $86,226 and we repaid a loan from a related party in the amount of $38,833.

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

Principles of consolidation and uses of estimates

Our condensed consolidated financial statements include the accounts of our subsidiaries. Certain reported amounts are based on management’s best estimates and judgments. Estimates are used in determining such items as the useful lives of property and equipment, provision necessary for contingent liabilities, allowance for doubtful accounts for accounts receivable, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair value of financial instruments

We follow the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of March 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, other receivables, inventories, advances to vendors, VAT tax receivables, and current liabilities approximate fair value due to their short term nature.

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

Income taxes

Our company was incorporated in the United States and is governed by the income tax laws of the United States. We account for income taxes using an asset and liability approach upon the likelihood of realization of tax benefits in future years. Our operating subsidiary conducts all of its business in the PRC and therefore it is subject to the income tax laws of the PRC governing privately-run enterprises. Historically we do not generate any taxable income outside of the PRC and management does not expect to repatriate any income generated in the PRC to the United States. Our U.S. holding company periodically incurs administrative expenses which results in loss carry forwards. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to our limited operating history and continuing losses for U.S. income tax purposes. Accordingly, we have provided a 100% valuation allowance for the temporary difference related to the loss carry-forwards in our U.S. holding company.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective, due primarily to the events surrounding the material weakness further discussed in Item 4(b) below. Our management recognizes that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This is particularly true for smaller, newly-public companies that have less experience designing and implementing policies that are intended to enhance compliance with the reporting obligations of the Exchange Act.

(b)          Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management has determined that there was a material weakness in our internal controls over financial reporting as of the end of the period covered by this report as a result of certain improper short-term advances that we inadvertently made during the quarter ended March 31, 2011 to two entities that are owned directly or indirectly by an executive officer of our company. These loans were repaid in full as of the filing of this report. As part of our remediation efforts relating to this material weakness, we plan to expand our efforts to finalize our procedures for internal control over financial reporting, which efforts have included the engagement in April 2011 of consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting. We anticipate that future efforts will include, without limitation, strengthening key controls such as journal-entry and cash disbursement approval, hiring additional staff, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes relating to U.S. GAAP financial reporting, and strengthening our reconciliation procedures and our process for maintaining relevant supporting documentation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results, other than as set forth in the paragraph immediately below.

In January 2010, Chongqing Yidong Pharmaceuticals Co., Ltd. (“Yidong”) filed a lawsuit against us at the People’s Court of Yuzhong District, Chongqing City, China. Yidong claims compensation in an amount of RMB1,520,040 (equivalent to US$222,648) along with court fees for its alleged losses. In April 2011, the court rendered a verdict pursuant to which we would be required to pay an amount equal to approximately $16,000, along with a cash reimbursement for legal expenses of approximately $1,300, to Yidong. Both parties had filed an appeal with respect to this decision. Since we believe that it is more likely than not that we will prevail on the appeal, no accrual has been provided. Neither party has any obligations under the alleged contract with Yidong.

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

Dongsheng Pharmaceutical International Co., Ltd.

Date: May 20, 2011	By:	/s/ Xiaodong Zhu
Xiaodong Zhu
President, Chief Executive Officer and Chairman

Date: May 20, 2011	By:	/s/ Jianping Chen
Jianping Chen
Chief Financial Officer and Principal Accounting Officer